Form 10-Q
period 2021-09-30
Chavant Capital Acquisition Corp.
filed 2021-11-15
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 15, 2021, 10,000,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

Chavant Capital Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current assets:
Cash	$329,356
Prepaid expenses	627,160
Total Current Assets	956,516

Investment held in trust account	80,000,789
TOTAL ASSETS	$80,957,305

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Warrant liability	$1,632,000
Total Liabilities	1,632,000
Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 8,000,000 shares subject to possible redemption at redemption value of $10.00 per share)	80,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding (1)	200
Additional paid-in capital	30
Accumulated deficit	(674,925)
Total Shareholders’ Deficit	(674,695)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$80,957,305
(1)	875,000 ordinary shares were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIODS FROM MARCH 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	For the	From March 19, 2021
	Three Months Ended	(inception) through
	September 30, 2021	September 30, 2021
General and administrative expense	$332,248	$380,235
Administrative expense-related party	30,000	30,000
Loss from operations	(362,248)	(410,235)
Other income:
Gain from change in fair value of warrant liability	1,156,000	1,156,000
Interest income	789	789
Total other income	1,156,789	1,156,789
Income before income taxes	794,541	746,554
Income tax expense	—	—
Net Income	$794,541	$746,554
Weighted average shares outstanding of ordinary shares subject to redemption	6,173,913	2,897,959
Basic and diluted net loss per ordinary share subject to redemption	$0.37	$1.06

Weighted average shares outstanding of non-redeemable ordinary shares (1)	2,000,000	1,806,122
Basic and diluted net loss per nonredeemable ordinary share	$(0.73)	$(1.29)
(1)	875,000 ordinary shares in total were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

			Stockholders’ Equity (Deficit)
	Ordinary Shares subject				Additional		Total
	to possible redemption		Ordinary Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	2,875,000	288	24,712	—	25,000
Forfeiture of Founder Shares			(575,000)	(58)	58	—	—
Issuance of Public Shares and Public Warrants in initial public offering	8,000,000	75,140,000	—	—	4,860,000	—	4,860,000
Offering costs allocation	—	(1,933,210)	—	—	(125,039)	—	(125,039)
Cash proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	612,000	—	612,000
Accretion to ordinary shares subject to redemption (Deemed dividend)	—	6,793,210	—	—	(5,371,731)	(1,421,479)	(6,793,210)
Forfeiture of Founder Shares in connection with the expiration of overallotment option	—	—	(300,000)	(30)	30	—	—
Net Income	—	—	—	—	—	746,554	746,554
Balance – September 30, 2021	8,000,000	$80,000,000	2,000,000	$200	$30	$(674,925)	$(674,695)

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net Income	$746,554
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(789)
Change in fair value of warrant liabilities	(1,156,000)
Changes in operating assets and liabilities:
Prepaid expenses	(627,160)
Net cash used in operating activities	(1,037,395)
Cash Flows from Investment Activities:
Investment of cash in Trust Account	(80,000,000)
Net cash used in investing activities	(80,000,000)

Net cash used in Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	25,000
Proceeds from sale of Units in initial public offering	80,000,000
Proceeds from sale of Private Placement Warrants, net of underwriting discounts paid	1,800,000
Proceeds from promissory note - due to sponsor	129,602
Repayment of promissory note - due to sponsor	(129,602)
Payment of offering costs	(458,249)
Net cash provided by financing activities	81,366,751

Net Change in Cash	329,356
Cash - Beginning of period	—
Cash - End of period	$329,356
Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$6,793,210

The accompanying notes are an integral part of the financial statements.

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Financing

The Company’s sponsor is Chavant Capital Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement pursuant to which the Company registered its securities offered in the IPO was declared effective on July 19, 2021. On July 22, 2021, the Company consummated its IPO of 8,000,000 units (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, generating gross proceeds of $80,000,000 and incurring offering costs of $2,058,249. The Company granted the underwriters a 45-day option to purchase up to an additional 1,200,000 Units at the IPO price to cover over-allotments, if any. On September 5, 2021, the over-allotment expired unexercised and 300,000 Founder Shares were forfeited.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” , other than warrant liability, approximate the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature. (Note 8)

Use of Estimates

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

Offering Costs associated with the IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of the ordinary shares or the statement of operations based on the relative value of the ordinary shares and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, upon completion of the Initial Public Offering on July 22, 2021, offering costs in the aggregate of $2,058,249 were recognized, all of which was allocated to the ordinary shares, reducing the carrying amount of such shares.

The Company identified an immaterial error relating to an adjustment to accumulated deficit and prepaid expenses within the audited balance sheet as of July 22, 2021 included in the Company’s Form 8-K, filed on July 28, 2021. The impact of the error was an approximately $778,000 understatement of total assets and an approximately $778,000 understatement of total shareholders’ equity (deficit). The condensed financial statements for the quarter ended September 30, 2021 and for the period March 19, 2021 (inception) through September 30, 2021 have been adjusted to reflect the corrected balances. Management has evaluated the materiality of the misstatement based on an analysis of quantitative and qualitative factors and concluded they were not material to the audited balance sheet as of July 22, 2021, individually or in aggregate.

Cash and Cash Equivalents

As of September 30, 2021, the Company had $329,356 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were held in U.S. Treasury Securities. As of September 30, 2021, the Company had $80,000,789 in investments held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for warrants based on an assessment of specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as non-cash gain or loss on the statements of operations.

The Company’s Public Warrants are accounted for as equity and Private Placement Warrants as liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption (“Public Shares”) in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 8,000,000 ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders' deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On July 22, 2021, the Company recorded an accretion of $6,793,210, $5,371,731 of which was recorded in additional paid-in capital and $1,421,479 was recorded in accumulated deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company's derivative instruments were recorded at fair value as of the closing date of the IPO (July 22, 2021) and will be re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

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

There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from March 19, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares forfeited. The Company has not considered the effect of the 9,400,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share.

As of September 30, 2021, the Company has 8,000,000 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the period from March 19, 2021 (inception) through September 30, 2021, earnings and losses are adjusted for the effects of accretion to ordinary shares subject to possible redemption and are allocated pro rata, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the three
	months ended	From March 19, 2021
	September 30,	(inception) through
	2021	September 30, 2021
Net income	$794,541	$746,554
Accretion of temporary equity to redemption value	(6,793,210)	(6,793,210)
Net loss including accretion of temporary equity to redemption value	$(5,998,669)	$(6,046,656)

	For the three months ended		From March 19, 2021 (inception) through
	September 30, 2021		September 30, 2021
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity (1)	$(4,530,910)	$(1,467,759)	$(3,725,055)	$(2,321,601)
Accretion of temporary equity to redemption value	6,793,210	—	6,793,210	—
Allocation of net income (loss)	$2,262,300	$(1,467,759)	$3,068,155	$(2,321,601)
Denominator:
Weighted-average shares outstanding	6,173,913	2,000,000	2,897,959	1,806,122
Basic and diluted net income per share:	$0.37	$(0.73)	$1.06	$(1.29)

(1) The Company split net income including accretion of temporary equity using a ratio of 76% for the Public Shares and 24% for the Founder Shares for the three months ended September 30, 2021 and 62% for the Public Shares and 38% for the Founder Shares for the period from March 19, 2021 (inception) through September 30, 2021.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of July 22, 2021. the Company incurred offering costs of $2,058,249, consisting of $1,600,000 of underwriting fees and $458,249 of costs related to the IPO.

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

Private Placement Warrant Liability

The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40-15-7D whereby warrants that do not meet the criteria for equity treatment must be recorded as a liability. Accordingly, the Company classifies each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants is estimated using an internal valuation model (Note 8). The Company’s valuation model utilizes inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled.

Note 5 - Related Party Transactions

Founder Shares

On April 7, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001 (the “Founder Shares”), for which the Sponsor paid $25,000. The Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 19, 2021, the Company reduced the offering size of the IPO and 575,000 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares. As a result, a total of 2,000,000 Founder Shares remains outstanding and will, upon the consummation of the Company’s initial Business Combination, convert into 20% of the Company’s issued and outstanding ordinary shares. All share and per share amounts have been retroactively restated. (See Note 7).

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

Promissory Note — Due to Sponsor

On April 7, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to cover formation and operating expenses related to the IPO. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2021 and (ii) the completion of the IPO. The outstanding balance of $129,602 was repaid on July 22, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Company’s final prospectus, filed in connection with the IPO, to purchase up to 1,200,000 additional Units to cover overallotments, if any, at the IPO price less the underwriting discounts and commissions. Such option expired unexercised on September 5, 2021.

The underwriters received a cash underwriting discount of 2.0% of the gross proceeds of the IPO, or $1,600,000.

Business Combination Marketing Agreement

At the closing of the IPO and in connection with the Business Combination, the Company and Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC entered into an agreement (the “Business Combination Marketing Agreement”), whereby Roth Capital Partners is to assist the Company in holding meetings with the Company’s shareholders to discuss potential business combination targets and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential business combination, provide financial advisory services to assist the Company in its efforts to obtain any shareholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. Pursuant to the Business Combination Marketing Agreement, the marketing fee payable to the representatives will be 3.5% of the gross proceeds of the IPO upon the consummation of our Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There currently are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of September 30, 2021, there were 8,000,000 ordinary shares issued in the IPO which are subject to possible redemption.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 8 — Fair Value Measurements

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

As of September 30, 2021, assets held in the Trust Account were comprised of $80,000,789 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3
Assets:
Investments held in trust account	$80,000,789	$—	$—
Liabilities:
Warrant Liability	$—	$—	$1,632,000

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding fair value measurement inputs for the Private Placement Warrants at measurement dates:

	July 22, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.39	$9.85
Volatility	16.8%	10.40%
Expected term	5.0	5.0
Risk-free rate	0.71%	0.96%
Dividend yield	0%	0%

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the period from March 19, 2021 (inception) through September 30, 2021 is summarized as follows:

Warrant liability fair value as of July 22, 2021 (inception)	$—
Issuance of Private Warrants	2,788,000
Change in fair value of warrant liability	(1,156,000)
Warrant Liability fair value as of September 30, 2021	$1,632,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date that the unaudited financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $795,000, which consists of income of approximately $1,156,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $1,000, offset by operating costs of approximately $362,000.

From March 19, 2021 (inception) through September 30, 2021, we had net income of approximately $747,000, which consists of income of approximately $1,156,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $1,000, offset by operating costs of approximately $410,000.

Liquidity and Capital Resources

As of September 30, 2021, we had $329,356 in cash. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On July 19, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $3,400,000.

Following the IPO and the sale of the Private Placement Warrants, a total of $80,000,000 ($10.00 per unit) was placed in the Trust Account, and we had $1,693,616 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. Transaction costs amounted to $2,058,249, consisting of $1,600,000 of underwriting fees and $458,249 of other offering costs.

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

We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Pursuant to the Business Combination Marketing Agreement between the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, marketing fees equal to 3.5% of the gross proceeds of the IPO have been deferred and will become payable only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. There can be no assurances that the Company will complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

Warrant Liabilities

We account for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40-15 under which the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Placement Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from March 19, 2021 (inception) through September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $1,600,000 in underwriting discounts and commissions and $458,249 for other costs and expenses related to the IPO. Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, representatives of the several underwriters in the IPO, received a portion of the underwriting discounts and commissions related to the IPO.

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

CHAVANT CAPITAL ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)