Form 10-Q
period 2022-03-31
Chavant Capital Acquisition Corp.
filed 2022-05-16
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, 10,000,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$119,122	$240,706
Prepaid expenses	238,023	432,591
Total Current Assets	357,145	673,297

Investment held in trust account	80,004,750	80,002,777
TOTAL ASSETS	$80,361,895	$80,676,074

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Warrant liability	$680,000	$1,667,262
Accrued expenses	137,726	69,002
Total Liabilities	817,726	1,736,264
Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 8,000,000 shares subject to possible redemption at redemption value of $10.00 per share	80,000,000	80,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding (1)	200	200
Additional paid-in capital	30	30
Accumulated deficit	(456,061)	(1,060,420)
Total Shareholders’ Deficit	(455,831)	(1,060,190)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$80,361,895	$80,676,074
(1)	875,000 ordinary shares were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	For the three	From March 19, 2021
	months ended	(inception) through
	March 31,	March 31,
	2022	2021
General and administrative expense	$354,876	$1,782
Administrative expense-related party	30,000	—
Loss from operations	(384,876)	(1,782)
Other income:
Gain from change in fair value of warrant liability	987,262	—
Interest income	1,973	—
Total other income	989,235	—
Income before income taxes	604,359	(1,782)
Income tax expense	—	—
Net Income	$604,359	$(1,782)
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	8,000,000	—
Basic and diluted net income per ordinary share subject to redemption	$0.06	$—

Weighted average ordinary shares outstanding of non-redeemable ordinary shares (Note)	2,000,000	—
Basic and diluted net income per non-redeemable ordinary share	$0.06	$—

Note: There were no ordinary shares outstanding as of March 31, 2021.

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Shareholders' Equity (Deficit)
	Non-redeemable Ordinary		Non-redeemable Ordinary		Additional		Total
	Shares subject to possible redemption		Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net Income	—	—	—	—	—	604,359	604,359
Balance – March 31, 2022 (Unaudited)	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net Income	$604,359
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,973)
Change in fair value of warrant liabilities	(987,262)
Changes in operating assets and liabilities:
Prepaid expenses	194,568
Accrued expenses	68,724
Net cash used in operating activities	(121,584)

Net Change in Cash	(121,584)
Cash - Beginning of period	240,706
Cash - End of period	$119,122
Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company will provide holders (the “Public Shareholders”) of its ordinary shares sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s initial shareholders, Sponsor, officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders, Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources; Going Concern

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of 2,000,000 Founder Shares (Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the Private Placement held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of May 16, 2022, there were no amounts outstanding under any Working Capital Loans (as defined below) and management further intends to close a Business Combination before the mandatory liquidation date.

As of March 31, 2022 and December 31, 2021, the Company had $119,122 and $240,706, respectively in cash held outside of the Trust Account and a working capital deficiency of $460,581 and $1,062,967, respectively. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2022.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, other than warrant liability (see Note 8), approximate the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

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

Cash and Cash Equivalents

As of March 31, 2022, the Company had $119,122 in cash. As of December 31, 2021, the Company had $240,706 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of March 31, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities. As of March 31, 2022, the Company had $80,004,750 in investments held in the Trust Account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption (“Public Shares”) in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 8,000,000 ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments were recorded at fair value as of July 22, 2021, the closing date of the IPO, and will be re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

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

There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of March 31, 2022, the Company has 8,000,000 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the three months ended March 31, 2022, earnings and losses are allocated pro rata, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended
	March 31, 2022
	Public Shares	Founder Shares
Basic and diluted net income per share:
Total number of shares	8,000,000	2,000,000
Ownership percentage	80%	20%

Numerator:
Allocation of net income (allocated based on ownership percentage)	$483,487	$120,872

Denominator:
Weighted-average shares outstanding	8,000,000	2,000,000
Basic and diluted net loss per share:	$0.06	$0.06

Risks and Uncertainties

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

Note 5 - Related Party Transactions

Founder Shares

The Company’s initial shareholders, Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Promissory Note — Due to Sponsor

On April 7, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $200,000 to cover formation and operating expenses related to the IPO. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2021 and (ii) the completion of the IPO. There is currently no outstanding balance.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

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

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder and a total of 2,000,000 Founder Shares outstanding as of December 31, 2021 and March 31, 2022. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of March 31, 2022 and December 31, 2021, there were 8,000,000 ordinary shares issued in the IPO which are subject to possible redemption.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As of March 31, 2022 and December 31, 2021, a total of $680,000 warrant liabilities related to private placement warrants had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2 and 3 during the three months ended March 31, 2022 and the period from March 7, 2021 (inception) to December 31, 2021.

As of March 31, 2022, assets held in the Trust Account were comprised of $80,004,750 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2021, assets held in the Trust Account were $80,002,777. Through May 16, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Investments held in trust account	1	$80,004,750	1	$80,002,777
Liabilities:
Warrant Liability	2	$680,000	3	$1,667,262

The Private Placement Warrants are considered to be a Level 2 fair value measurement and are valued the same as Public Warrant even though they are not traded on the market. The Private Warrants were considered a Level 3 fair value measurement prior to December 31, 2021, using a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility (10.50%) of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate (1.19%) is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative warrant liabilities is summarized as follows:

Warrant liability fair value as of July 22, 2021 (inception)	$—
Issuance of Private Warrants	2,788,000
Change in fair value of warrant liability	(1,120,738)
Warrant liability fair value as of December 31, 2021	$1,667,262
Change in fair value of warrant liability	(987,262)
Warrant liability fair value as of March 31, 2022	$680,000

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

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Representative Designees Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the underwriters, the Company completed the private sale of 3,400,000 warrants (the “Private Placement Warrants”) to the Sponsor and the underwriters at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,400,000 (the “Private Placement”). The Private Placement Warrants are identical to the Warrants included as part of the Units sold in the IPO, except that the Private Placement Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

After the payment of underwriting discounts and commissions and approximately $458,249 in expenses relating to the IPO, approximately $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of March 31, 2022, there was $80,004,750 in investments and cash held in the Trust Account and $119,122 of cash held outside the Trust Account available for working capital purposes. As of March 31, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net income of approximately $604,000, which consisted of income of approximately $987,000 derived from fair value of warrant liabilities and approximately $2,000 of interest earned on marketable securities held in the Trust Account, offset by operating costs of approximately $385,000.

From March 19, 2021 (inception) through March 31, 2021, we incurred formation expense of $1,782.

From March 19, 2021 (inception) through December 31, 2021, we had a net loss of approximately $361,000, which consists of income of approximately $1,121,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in our Trust Account of approximately $3,000, offset by operating costs of approximately $763,000.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $119,122 and $240,706 in cash, respectively. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares by our Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on July 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of May 16, 2022, there were no amounts outstanding under any Working Capital Loans and management further intends to close a Business Combination before the mandatory liquidation date.

As of March 31, 2022, the Company had $119,122 in cash held outside of the Trust Account and a working capital deficiency of $460,581. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2022 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Pursuant to the Business Combination Marketing Agreement between the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, a marketing fee equal to 3.5% of the gross proceeds of the IPO will become payable to Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC only if the Company consummates a Business Combination. If a Business Combination does not occur, the Company will not be required to pay these contingent fees. There can be no assurances that the Company will complete a Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with SEC rules and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In particular, on March 30, 2022, the SEC issued proposed rules relating to SPACs, which have, among other things, expanded disclosure requirements in business combination transactions and created uncertainty regarding the liability under the federal securities laws of various participants in SPAC transactions. These rules, if adopted, whether in the form proposed or in revised form, or the uncertainty caused by the rule proposal itself, may materially adversely affect our ability to engage financial and capital market advisors or negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

CHAVANT CAPITAL ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)