Form 10-Q
period 2022-06-30
Chavant Capital Acquisition Corp.
filed 2022-08-16
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 16, 2022, 2,953,033 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and 2021 and for the three months ended June 30, 2021	2

	Condensed Statements of Changes in Shareholders’ Deficit for three and six months ended June 30, 2022 and for the period from March 19, 2021 (Inception) to June 30, 2022	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$131,568	$240,706
Prepaid expenses	43,454	432,591
Total Current Assets	175,022	673,297
Investment held in trust account	80,041,000	80,002,777
TOTAL ASSETS	$80,216,022	$80,676,074

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Warrant liability	$255,000	$1,667,262
Accrued expenses	232,068	69,002
Promissory note - due to sponsor	150,000	—
Total Liabilities	637,068	1,736,264

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 8,000,000 shares subject to possible redemption at redemption value of $10.00 per share	80,000,000	80,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding (1)	200	200
Additional paid-in capital	30	30
Accumulated deficit	(421,276)	(1,060,420)
Total Shareholders’ Deficit	(421,046)	(1,060,190)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$80,216,022	$80,676,074
(1)	875,000 ordinary shares were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the	For the	For the six	From March 19, 2021
	three months ended	three months ended	months ended	(inception) through
	June 30,	June 30,	June 30,	June,
	2022	2021	2022	2021
General and administrative expense	$396,465	$46,205	$751,341	$47,987
Administrative expense-related party	30,000	—	60,000	—
Loss from operations	(426,465)	(46,205)	(811,341)	(47,987)
Other income:
Gain from change in fair value of warrant liability	425,000	—	1,412,262	—
Interest earned on marketable securities held in trust account	36,250	—	38,223	—
Total other income	461,250	—	1,450,485	—
Income (Loss) before income taxes	34,785	(46,205)	639,144	(47,987)
Income tax expense	—	—	—	—
Net Income (Loss)	$34,785	$(46,205)	$639,144	$(47,987)
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	8,000,000	—	8,000,000	—
Basic and diluted net income per ordinary share subject to redemption	$0.00	$—	$0.06	$—

Weighted average ordinary shares outstanding of non-redeemable ordinary shares (Note 2)	2,000,000	2,000,000	2,000,000	2,000,000
Basic and diluted net income per non-redeemable ordinary share	$0.00	$(0.02)	$0.06	$(0.02)

Note: There were no ordinary shares outstanding for the period ending June 30, 2021.

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR
THE THREE MONTHS ENDED JUNE 30, 2021 (1)

			Shareholders’ Equity (Deficit)
	Ordinary Shares subject to possible				Additional		Total
	redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - March 31, 2021 (1)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares			2,000,000	200	24,800	—	25,000
Net Loss	—	—	—	—	—	(47,987)	(47,987)
Balance - June 30, 2021	—	—	2,000,000	$200	$24,800	$(47,987)	$(22,987)

Balance – January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net Income	—	—	—	—	—	604,359	604,359
Balance -March 31, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)
Net Income	—	—	—	—	—	34,785	34,785
Balance – June 30, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(421,276)	$(421,046)

Note (1): No activity in the period from March 19, 2021 (inception) through March 31, 2021.

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the six months	From March 19, 2021
	ended June 30, 2022	(inception) through June 30, 2021
Cash Flows used in Operating Activities:
Net Income (Loss)	$639,144	$(47,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(38,223)	—
Change in fair value of warrant liabilities	(1,412,262)	—
Changes in operating assets and liabilities:
Prepaid expenses	389,137	(22,401)
Accrued expenses	163,066	—
Net cash used in operating activities	(259,138)	(70,388)

Net cash from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from promissory note - due to sponsor	150,000	129,602
Payment of offering costs	—	(60,996)
Net cash from financing activities	150,000	93,606

Net Change in Cash	(109,138)	23,218
Cash - Beginning of period	240,706	—
Cash - End of period	$131,568	$23,218

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On July 14, 2022, the Company held an Extraordinary General Meeting of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 (which is 12 months from the closing of the IPO) to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”). The Extension Amendment became effective upon approval of the Company’s shareholders.

The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within 12 months from the closing of the IPO, the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

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

The Company will provide holders (the “Public Shareholders”) of its ordinary shares sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s initial shareholders, Sponsor, officers and directors have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders, Sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidation

On July 14, 2022, the Company obtained shareholder approval to extend the date by which the Company must consummate an initial business combination from July 22, 2022 to the Extended Date.

If the Company is unable to complete a Business Combination by the Extended Date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Company’s initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s initial shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources; Going Concern

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of 2,000,000 Founder Shares (Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the Private Placement held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of August 16, 2022, the Company has drawn down $172,000 under the Working Capital Loans (as defined in Note 5).

The Company anticipates that the cash held outside of the Trust Account in the amount of $131,568 as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

As of June 30, 2022 and December 31, 2021, the Company had $131,568 and $240,706 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of June 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities. As of June 30, 2022 and December 31, 2021, the Company had $80,041,000 and $80,002,777 in investments held in the Trust Account, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption (“Public Shares”) in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, 8,000,000 ordinary shares subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

There were no unrecognized tax benefits as of June 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to the ordinary shares.

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC Topic 480-10- S99-3A, the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

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

As of June 30, 2022, the Company has 8,000,000 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the three months ended June 30, 2022, earnings and losses are allocated pro rata, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended		For the three months ended	For the six months ended		For the three months ended
	June 30, 2022		June 30, 2021	June 30, 2022		June 30, 2021 (1)
Net income (loss)	$34,785		$(46,205)	$639,144		$(47,987)
	Public Shares	Founder Shares	Founder Shares	Public Shares	Founder Shares	Founder Shares
Basic and diluted net income per share:
Total number of shares	8,000,000	2,000,000	2,000,000	8,000,000	2,000,000	2,000,000
Ownership percentage	80%	20%	100%	80%	20%	100%

Numerator:
Allocation of net income (loss)	$27,828	$6,957	$(46,205)	$511,315	$127,829	$(47,987)

Denominator:
Weighted-average shares outstanding	8,000,000	2,000,000	2,000,000	8,000,000	2,000,000	2,000,000
Basic and diluted net (loss) income per share:	$0.00	$0.00	$(0.02)	$0.06	$0.06	$(0.02)

Note (1): No activity in the period from March 19, 2021 (inception) through March 31, 2021.

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

Note 5 – Related Party Transactions

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

Promissory Note to Sponsor and Related Party Loans

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

On June 20, 2022, the Sponsor provided the Company a Working Capital Loan of $360,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company a Working Capital Loan of $490,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor.

As of June 30, 2022, the Company had drawn down $150,000 under the Working Capital Loans. As of August 16, 2022, the Company had drawn down an additional $22,000 under the Working Capital Loans.

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

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder and a total of 2,000,000 Founder Shares outstanding as of December 31, 2021 and June 30, 2022. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of June 30, 2022 and December 31, 2021, there were 8,000,000 ordinary shares issued in the IPO which are subject to possible redemption.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. On March 31, 2022, a total of $680,000 warrant liabilities related to private placement warrants had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2 and 3 during the six months ended June 30, 2022 and the period from March 7, 2021 (inception) to December 31, 2021.

As of June 30, 2022, assets held in the Trust Account were comprised of $80,041,000 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2021, assets held in the Trust Account were $80,002,777. Through August 16, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in trust account	1	$80,041,000	1	$80,002,777
Liabilities:
Warrant Liability	2	$255,000	3	$1,667,262

The Private Placement Warrants are considered to be a Level 2 fair value measurement and are valued the same as the Public Warrants which are traded on the market. The Private Warrants were considered a Level 3 fair value measurement prior to December 31, 2021, using a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility (10.50%) of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate (1.19%) is based on the U.S. Treasury rate matching the expected term of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative warrant liabilities is summarized as follows:

Warrant liability fair value as of July 22, 2021 (inception)	$—
Issuance of Private Warrants	2,788,000
Change in fair value of warrant liability	(1,120,738)
Warrant liability fair value as of December 31, 2021	$1,667,262
Change in fair value of warrant liability	(987,262)
Warrant liability fair value as of March 31, 2022	$680,000
Change in fair value of warrant liability	(425,000)
Warrant liability fair value as of June 30, 2022	$255,000

Note 9 – Subsequent Events

On July 14, 2022, the Company’s shareholders approved an amendment to its Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate its initial Business Combination from July 22, 2022 to January 22, 2023. In connection with the extension, 7,046,967 ordinary shares were redeemed and $70,573,278 was paid from the Trust Account to the redeeming shareholders.

On July 18, 2022, the Sponsor provided the Company a Working Capital Loan of $490,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor.

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

After the payment of underwriting discounts and commissions and approximately $458,249 in expenses relating to the IPO, approximately $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of June 30, 2022, there was $80,041,000 in investments and cash held in the Trust Account and $131,568 of cash held outside the Trust Account available for working capital purposes. As of June 30, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net income of approximately $35,000, which consisted of income of approximately $425,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in our Trust Account of approximately $36,000 of interest earned on marketable securities held in the Trust Account, offset by operating costs of approximately $426,000.

For the six months ended June 30, 2022, we had a net income of approximately $639,000, which consisted of income of approximately $1,412,000 derived from fair value of warrant liabilities and approximately $38,000 of interest earned on marketable securities held in the Trust Account, offset by operating costs of approximately $811,000.

For the three months ended June 30, 2021, we had a net loss of approximately $46,000 which were primarily formation expenses and operating costs.

From March 19, 2021 (inception) through June 30, 2021, we had a net loss of approximately $48,000, which were primarily formation expenses and operating costs.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had $131,568 and $240,706 in cash, respectively. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On July 19, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Placement Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant generating gross proceeds of $3,400,000.

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

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares by our Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The balance of the promissory note was fully repaid on July 22, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022, the Company has an outstanding balance of $150,000 under the Working Capital Loans.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of August 16, 2022, the Company has drawn down $172,000 under the Working Capital Loans and management further intends to close a Business Combination before the Extended Date.

As of June 30, 2022, the Company had $131,568 in cash held outside of the Trust Account and a working capital deficiency of $462,046. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of June 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, as supplemented by our quarterly report on Form 10-Q filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

CHAVANT CAPITAL ACQUISITION CORP.

Date: August 16, 2022	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)