Form 10-Q
period 2022-09-30
Chavant Capital Acquisition Corp.
filed 2022-11-18
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Chavant Capital Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40621	98-1591717
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

445 Park Avenue, 9th Floor New York, NY 10022
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 745-1086

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001 per share, and three-quarters of one redeemable warrant	CLAYU	The Nasdaq Stock Market
Ordinary shares, par value $0.0001 per share	CLAY	The Nasdaq Stock Market
Redeemable warrants, each warrant exercisable for one ordinary share, each at an exercise price of $11.50 per share	CLAYW	The Nasdaq Stock Market

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

As of November 17, 2022, 2,953,033 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for three and nine months ended September 30, 2022 and for the period from March 19, 2021 (inception) to September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$80,209	$240,706
Prepaid expenses	—	432,591
Total Current Assets	80,209	673,297
Investment held in trust account	9,672,901	80,002,777
TOTAL ASSETS	$9,753,110	$80,676,074

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Warrant liability	$136,000	$1,667,262
Accrued expenses	312,508	69,002
Promissory note - due to sponsor	362,000	—
Total Liabilities	810,508	1,736,264

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 953,033 and 8,000,000 shares subject to possible redemption at redemption value of $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	9,572,901	80,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding (1)	200	200
Additional paid-in capital	30	30
Accumulated deficit	(630,529)	(1,060,420)
Total Shareholders’ Deficit	(630,299)	(1,060,190)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,753,110	$80,676,074
(1)	875,000 ordinary shares were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 non-redeemable ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the	For the	For the nine	From March 19, 2021
	three months ended	three months ended	months ended	(inception) through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
General and administrative expense	$262,902	$332,248	$1,014,243	$380,235
Administrative expense-related party	30,000	30,000	90,000	30,000
Loss from operations	(292,902)	(362,248)	(1,104,243)	(410,235)
Other income:
Gain from change in fair value of warrant liability	119,000	1,156,000	1,531,262	1,156,000
Interest earned on marketable securities held in trust account	110,828	789	149,051	789
Total other income	229,828	1,156,789	1,680,313	1,156,789
Income (Loss) before income taxes	(63,074)	794,541	576,070	746,554
Income tax expense	—	—	—	—
Net Income (Loss)	$(63,074)	$794,541	$576,070	$746,554
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	2,331,787	6,173,913	6,089,833	2,897,959
Basic and diluted net income per ordinary share subject to redemption	$0.01	$0.37	$0.08	$1.06

Weighted average ordinary shares outstanding of non-redeemable ordinary shares (Note 2)	2,000,000	2,000,000	2,000,000	1,806,122
Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.05)	$(0.73)	$0.05	$(1.29)

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Shareholders’ Equity (Deficit)
	Ordinary Shares subject to possible				Additional		Total
	redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares			2,300,000	200	24,800	—	25,000
Issuance of Public Shares and Public Warrants in initial public offering	8,000,000	75,140,000	—	—	4,860,000	—	4,860,000
Offering costs allocation	—	(1,933,210)	—	—	(125,039)	—	(125,039)
Cash proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	612,000	—	612,000
Accretion to ordinary shares subject to redemption (Deemed dividend)	—	6,793,210	—	—	(5,371,731)	(1,421,479)	(6,793,210)
Forfeiture of Founder Shares in connection with the expiration of overallotment option	—	—	(300,000)	—	—	—	—
Net Income	—	—	—	—	—	746,554	746,554
Balance - September 30, 2021	8,000,000	$80,000,000	2,000,000	$200	$30	$(674,925)	$(674,695)

Balance – January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net Income	—	—	—	—	—	604,359	604,359
Balance -March 31, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)
Net Income	—	—	—	—	—	34,785	34,785
Balance -June 30, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(421,276)	$(421,046)
Net Loss	—	—	—	—	—	(63,074)	(63,074)
Redemption of ordinary shares	(7,046,967)	(70,573,278)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	146,179	—	—	—	(146,179)	(146,179)
Balance – September 30, 2022	953,033	$9,572,901	2,000,000	$200	$30	$(630,529)	$(630,299)

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the nine	From March 19, 2021
	months ended	(inception) through
	September 30, 2022	September 30, 2021
Cash Flows used in Operating Activities:
Net Income	$576,070	$746,554
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(149,051)	(789)
Change in fair value of warrant liabilities	(1,531,262)	(1,156,000)
Changes in operating assets and liabilities:
Prepaid expenses	432,591	(627,160)
Accrued expenses	243,506	—
Net cash used in operating activities	(428,146)	(1,037,395)

Cash Flows from Investment Activities:
Cash withdrawn from Trust Account in connection with redemption	70,573,278	—
Investment of cash in Trust Account	(94,351)	(80,000,000)
Net cash used in investing activities	70,478,927	(80,000,000)

Net cash from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Redemption of ordinary shares subject to possible redemption	(70,573,278)	—
Proceeds from sale of Units in initial public offering	—	80,000,000
Proceeds from sale of Private Placement Warrants, net of underwriting discounts paid	—	1,800,000
Proceeds from promissory note - due to sponsor	362,000	129,602
Repayment of promissory note - due to sponsor	—	(129,602)
Payment of offering costs	—	(458,249)
Net cash from financing activities	(70,211,278)	81,366,751

Net Change in Cash	(160,497)	329,356
Cash - Beginning of period	240,706	—
Cash - End of period	$80,209	$329,356
Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$—	$6,793,210
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$51,828	$—
Extension Funds attributable to ordinary shares subject to redemption	$94,351	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On July 22, 2021, the Company consummated its IPO of 8,000,000 units (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, generating gross proceeds of $80,000,000 and incurring offering costs of $2,058,249. The Company granted the underwriters a 45-day option to purchase up to an additional 1,200,000 Units at the IPO price to cover over-allotments, if any. On September 5, 2021, the over-allotment option expired unexercised and an aggregate of 300,000 Founder Shares was forfeited, resulting in 2,000,000 Founder Shares remaining outstanding (See Note 7).

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

Trust Account

Following the closing of the IPO on July 22, 2021, an amount of $80,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

On July 14, 2022, the Company held an Extraordinary General Meeting (the “Meeting”) of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 (which is 12 months from the closing of the IPO) to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”). The Extension Amendment became effective upon approval of the Company’s shareholders. At the Meeting, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 (approximately $10.01 per ordinary share) was deducted from the Trust Account to pay such holders. In connection with the Extension Amendment, the Company agreed to deposit $31,450 (at a rate of $0.033 per non-redeeming public share) for each subsequent monthly period that is needed by the Company to complete a Business Combination by the Extended Date. As of September 30, 2022, the Company has deposited an aggregate of $94,351 in the Trust Account.

The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the Extended Date or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period (as defined below), the return of the funds held in the Trust Account to the public shareholders as part of redemption of the public shares.

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

Liquidity and Capital Resources; Going Concern

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of 2,000,000 Founder Shares (Note 5). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the Private Placement held outside of the Trust Account and the proceeds of the loans described below.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of November 17, 2022, the Company has drawn down $562,000 under the Working Capital Loans (as defined in Note 5).

The Company anticipates that the cash held outside of the Trust Account in the amount of $80,209 as of September 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $80,209 and $240,706 in cash, respectively. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in U.S. Treasury Securities. As of September 30, 2022 and December 31, 2021, the Company had $9,672,901 and $80,002,777 in investments held in the Trust Account, respectively.

At the Meeting on July 14, 2022, shareholders holding 7,046,967 ordinary shares exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account and $70,573,278 was removed from the Trust Account to pay such holders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for warrants based on an assessment of specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Private Placement Warrants where not all of the shareholders also receive cash, the Private Placement Warrants do not meet the criteria for equity treatment thereunder, as such, the Private Placement Warrants must be recorded as a derivative liability.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption (“Public Shares”) in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 953,033 and 8,000,000 ordinary shares, respectively, subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

In connection with the extension of the business combination period on July 14, 2022, public shareholders elected to redeem an aggregate of 7,046,967 Public Shares. As a result, $70,573,278 was paid out of the Trust Account in connection with the redemptions. During the three months ended September 30, 2022, the Company recorded an accretion of $94,351 (extension funds deposited into the Trust Account) and $51,828 (interest income over $100,000) and $146,179 was recorded in accumulated deficit.

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

There were no unrecognized tax benefits as of September 30, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of September 30, 2022, the Company has 953,033 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the three and nine months ended September 30, 2022, earnings and losses are allocated pro rata based on the weighted average of ordinary shares outstanding for the respective period, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended		For the three months ended		For the nine months ended		From March 19, 2021 (inception) through
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Net income (loss)	$(63,074)		$794,541		$576,070		$746,554
Accretion of temporary equity to redemption value	(146,179)		(6,793,210)		(146,179)		(6,793,210)
Net income (loss) including accretion of temporary equity to redemption value	$(209,253)		$(5,998,669)		$429,891		$(6,046,656)
	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$(112,640)	$(96,613)	$(4,530,910)	$(1,467,759)	$323,612	$106,279	$(3,725,055)	$(2,321,601)
Plus: Accretion applicable to the redeemable class	146,179	—	6,793,210	—	146,179	—	6,793,210	—
Allocation of net income (loss)	$33,539	$(96,613)	$2,262,300	$(1,467,759)	$469,791	$106,279	$3,068,155	$(2,321,601)

Denominator:
Weighted-average shares outstanding	2,331,787	2,000,000	6,173,913	2,000,000	6,089,833	2,000,000	2,897,959	1,806,122
Basic and diluted net loss per share:	$0.01	$(0.05)	$0.37	$(0.73)	$0.08	$0.05	$1.06	$(1.29)

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

Promissory Note to Sponsor and Working Capital Loans

On April 7, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000 to cover formation and operating expenses related to the IPO. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2021 and (ii) the completion of the IPO. The outstanding balance of $129,602 as of June 30, 2021 was repaid on July 22, 2021.

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

On June 20, 2022, the Sponsor provided the Company with a Working Capital Loan of $360,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company with a Working Capital Loan of $490,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor.

As of September 30, 2022, the Company had drawn down $362,000 under the Working Capital Loans. As of November 17, 2022, the Company had drawn down an additional $200,000 under the Working Capital Loans.

Administrative Services Arrangement

On July 26, 2021, the Company entered into an administrative services agreement with the Sponsor, effective as of the date that the Company’s securities were first listed on The Nasdaq Stock Market (“Nasdaq”), to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay $10,000 per month for these services. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

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

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares and a total of 2,000,000 Founder Shares outstanding as of September 30, 2022 and December 31, 2021. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of September 30, 2022 and December 31, 2021, there were 953,033 and 8,000,000 ordinary shares issued in the IPO which are subject to possible redemption, respectively.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants in whole and not in part:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. On March 31, 2022, a total of $680,000 warrant liabilities related to private placement warrants had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2 and 3 during the nine months ended September 30, 2022 and the period from March 7, 2021 (inception) to December 31, 2021.

As of September 30, 2022, assets held in the Trust Account were comprised of $9,672,901 in money market funds which are invested primarily in U.S. Treasury Securities. As of December 31, 2021, assets held in the Trust Account were $80,002,777. Through November 17, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in trust account	1	$9,672,901	1	$80,002,777
Liabilities:
Warrant Liability	2	$136,000	3	$1,667,262

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

The change in the fair value of the derivative warrant liabilities is summarized as follows:

Warrant liability fair value as of July 22, 2021 (inception)	$—
Issuance of Private Warrants	2,788,000
Change in fair value of warrant liability	(1,120,738)
Warrant liability fair value as of December 31, 2021	$1,667,262
Change in fair value of warrant liability	(987,262)
Warrant liability fair value as of March 31, 2022	$680,000
Change in fair value of warrant liability	(425,000)
Warrant liability fair value as of June 30, 2022	$255,000
Change in fair value of warrant liability	(119,000)
Warrant liability fair value as of September 30, 2022	$136,000

Note 9 – Subsequent Events

On October 10, 2022, the Company drew down an additional $200,000 from the Working Capital Loans from the Sponsor (see Note 5).

On November 15, 2022, the Company and Mobix Labs, Inc. (“Mobix Labs”) entered into a business combination agreement, by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “proposed transaction”). Upon closing of the proposed transaction, the combined company will be named Mobix Labs, Inc., and its common stock and warrants are expected to be listed on Nasdaq. The proposed transaction includes a $30 million fully committed common stock private investment in public equity (“PIPE”) at $10.00 per share and is expected to be completed in the first half of 2023, subject to, among other things, the approval of the proposed transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the business combination agreement, including a Form S-4 registration statement being declared effective by the SEC.

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

After the payment of underwriting discounts and commissions and approximately $458,249 in expenses relating to the IPO, approximately $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of September 30, 2022, there was $9,672,901 in investments and cash held in the Trust Account and $80,209 of cash held outside the Trust Account available for working capital purposes. As of September 30, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On November 15, 2022, the Company and Mobix Labs, Inc. (“Mobix Labs”) entered into a business combination agreement, by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “proposed transaction”). Upon closing of the proposed transaction, the combined company will be named Mobix Labs, Inc., and its common stock and warrants are expected to be listed on Nasdaq. The proposed transaction includes a $30 million fully committed common stock PIPE at $10.00 per share and is expected to be completed in the first half of 2023, subject to, among other things, the approval of the proposed transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the business combination agreement, including a Form S-4 registration statement being declared effective by the SEC.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $63,074, which consisted of income of $119,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in our Trust Account of $110,828 of interest earned on marketable securities held in the Trust Account, offset by operating costs of $292,902.

For the nine months ended September 30, 2022, we had a net income of $576,070, which consisted of income of $1,531,262 derived from fair value of warrant liabilities and $149,051 of interest earned on marketable securities held in the Trust Account, offset by operating costs of $1,104,243.

For the three months ended September 30, 2021, we had net income of $794,541, which consists of income of $1,156,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of $789, offset by operating costs of $362,248.

From March 19, 2021 (inception) through September 30, 2021, we had net income of $746,554, which consists of income of $1,156,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of $789, offset by operating costs of $410,235.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $80,209 and $240,706 in cash, respectively. Until the consummation of the IPO, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On July 19, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Placement Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Placement Warrant generating gross proceeds of $3,400,000. On July 14, 2022, the Company held an Extraordinary General Meeting (the “Meeting”) of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “Extension Amendment”). The Extension Amendment became effective upon approval of the Company’s shareholders. At the Meeting, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was deducted from the Trust Account to pay such holders. As a result of redemption payments and above-mentioned extensions, the Company deposits $31,450 (at a rate of $0.033 per non-redeeming public share) for each subsequent monthly period that is needed by the Company to complete a business combination by the Extended Date. As of September 30, 2022, the Company deposited an aggregate of $94,351 in the Trust Account which were funded by the promissory notes issued to the Sponsor.

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

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares by our Sponsor, the net proceeds from the consummation of the Private Placement not held in the Trust Account and loans from our Sponsor. In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans, as described below.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. On June 20, 2022, the Sponsor provided the Company with a Working Capital Loan of $360,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company with a Working Capital Loan of $490,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor. As of September 30, 2022, the Company had an outstanding balance of $362,000 under the Working Capital Loans provided by the Sponsor. As of November 17, 2022, the Company has drawn down $562,000 under the Working Capital Loans.

As of September 30, 2022, the Company had $80,209 in cash held outside of the Trust Account and a working capital deficiency of $730,299. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022 will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of September 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the presentation of earnings per share. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new non-deductible U.S. federal 1% excise tax on certain “repurchases” of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of, the excise tax. A repurchase that occurs after December 31, 2022, in connection with a Business Combination with a U.S. target company may be subject to the excise tax. For purposes of the excise tax, the term “repurchase” means a redemption of shares or any similar transaction which Treasury may determine to be economically similar. To what extent the Company may be subject to the excise tax in connection with a Business Combination or otherwise would depend on a number of factors, including (i) the fair market value of repurchases made in connection with the Business Combination or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any PIPE or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination, could otherwise impact the Company’s ability to complete a Business Combination and/or could negatively impact shareholders who exercise their redemption rights after December 31, 2022.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial Business Combination and liquidate.

On March 30, 2022, the SEC issued a rule proposal relating to, among other things, circumstances in which special purpose acquisition companies (the “SPAC Rule Proposal”) could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposal would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposal would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposal have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. If we do not enter into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not complete our initial Business Combination within 24 months of such date (subject to the approval of an extension by our shareholders), it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter, to hold all funds in the Trust Account in cash until the earlier of consummation of an initial Business Combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The Committee on Foreign Investment in the United States (“CFIUS”) or other regulatory agencies may modify, delay or prevent our Business Combination.

The Committee on Foreign Investment in the United States (“CFIUS”) has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor has substantial ties to non-U.S. persons, and certain of the members of our Board are non-U.S. persons. Although Dr. Jiong Ma, our chief executive officer, is a U.S. citizen and, as the sole member of the manager of the Sponsor, has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor, a majority of the funds invested in the Sponsor were provided by non-U.S. persons. Although following the redemption of certain of the Company’s outstanding shares that occurred in July 2022 in connection with the Extension Amendment, the Sponsor held 53.5% of the ordinary shares of the Company as of September 30, 2022 and Mobix Labs is a U.S. business, the Company’s organizational documents do not grant investors in the Sponsor special information or governance rights with respect to the Company. However, we cannot predict whether the Company may be deemed to be a “foreign person” under the regulations relating to CFIUS or may be subject to review by any other U.S. government entity. As such, a Business Combination with Mobix Labs may be subject to CFIUS review or other regulatory review, depending on the Company’s ultimate share ownership following the Business Combination and other factors. If the proposed Business Combination with Mobix Labs were to fall within CFIUS’s jurisdiction, we risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our proposed Business Combination, impose conditions with respect to such Business Combination, request the President of the United States to order us to divest all or a portion of Mobix Labs if we were to acquire it without first obtaining CFIUS approval or prohibit the Business Combination entirely. The time necessary for CFIUS review of the transaction or a decision to delay or prohibit the transaction may also prevent the Business Combination from occurring within the applicable time period required under the Company’s Amended and Restated Memorandum and Articles of Association. These risks may limit the attractiveness of, delay or prevent us from pursuing our initial Business Combination.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our Business Combination. If we are unable to consummate our Business Combination within the applicable time period required under the Company’s Amended and Restated Memorandum and Articles of Association, we will be required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through a Business Combination. Additionally, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

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

On July 14, 2022, the Company held an Extraordinary General Meeting (the “Meeting”) of shareholders and shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was deducted from the Trust Account to pay such holders. As a result of redemption payments, the Company has 953,033 ordinary shares subject to redemption and balance of $ $9,672,901 in the Trust Account as of September 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAVANT CAPITAL ACQUISITION CORP.

Date: November 17, 2022	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)