Form 10-K
period 2022-12-31
Chavant Capital Acquisition Corp.
filed 2023-03-31
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001, and three-fourths of one redeemable warrant	CLAYU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001	CLAY	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one ordinary share, each at an exercise price of $11.50 per share	CLAYW	The Nasdaq Stock Market LLC

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
☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ◻

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and nonvoting ordinary shares held by non-affiliates of the registrant was $82,773,811, determined using the per share closing price on The Nasdaq Stock Market LLC on that date of $9.98. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2023, the Registrant had 2,856,042 ordinary shares, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	the anticipated benefits of the proposed business combination with Mobix Labs, Inc. (“Mobix Labs”) that we announced on November 16, 2022 (the “Proposed Mobix Labs Transaction”), upon the consummation of which, Chavant will change its name to Mobix Labs, Inc. (“New Mobix Labs”);
●	the anticipated benefits of the Proposed Mobix Labs Transaction;
●	the anticipated costs associated with the Proposed Mobix Labs Transaction;
●	future capital requirements and sources and uses of cash;
●	New Mobix Labs’ financial and business performance following the Proposed Mobix Labs Transaction, including financial projections;
●	changes in Mobix Labs’ strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	any other risks relating to the Proposed Mobix Transaction that we may describe in a future registration statement or proxy statement relating to that transaction;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Proposed Mobix Labs Transaction or any other initial business combination;
●	the ability of our officers and directors to generate other initial business combination opportunities if we are unable to complete the Proposed Mobix Labs Transaction or another initial business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and
●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

We are a newly formed company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	we are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;
●	you will not be entitled to protections normally afforded to investors of many other blank check companies;
●	we may not be able to complete our initial business combination by July 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate;
●	you will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss;
●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate;
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of an initial business combination or our liquidation;
●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share;
●	our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests;
●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;
●	our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares;
●	the grant of registration rights to our Initial Shareholders and holders of our Private Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares;
●	our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including a vote in favor of an initial business combination, regardless of how our Public Shareholders vote;
●	we may not realize the anticipated benefits of the Proposed Mobix Labs Transaction;
●	Mobix Labs is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter;

●	we may be unable to obtain additional financing to complete the Proposed Mobix Labs Transaction or another initial business combination or to fund the operations and growth of Mobix Labs or another target business, which could compel us to restructure or abandon the Proposed Mobix Labs Transaction or such other initial business combination;
●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Proposed Mobix Labs Transaction or any other initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;
●	the provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies;
●	the absence of a specified maximum redemption threshold may make it easier for us to consummate our initial business combination even if a substantial majority of Chavant’s Public Shareholders elect to redeem their shares;
●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Mobix Labs Transaction or any other initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination;
●	CFIUS or other regulatory agencies may modify, delay or prevent our initial business combination;
●	the officers and directors of an acquisition candidate may resign upon completion of our initial business combination, which could negatively impact the operations and profitability of our post-combination business;
●	Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC have financial incentives may cause them to have potential conflicts of interest in rendering any additional services to us, including, for example, in connection with the consummation of an initial business combination;
●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented;
●	because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited;
●	there is uncertainty regarding the federal income tax consequences of the redemption to the Public Shareholders;
●	we may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Public Shares;
●	we may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors;
●	the Public Warrants may become exercisable and redeemable for a security other than the ordinary shares, and you do not have any information regarding such other security at this time;
●	you may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer ordinary shares from such exercise than if you were to exercise such Public Warrants for cash;
●	even if the Proposed Mobix Labs Transaction or any other initial business combination is consummated, the Public Warrants may never be in the money, and they may expire worthless, and the terms of the Warrants may be amended in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants;

●	a provision of our Warrant Agreement could cause the downward adjustment of the exercise price for the Warrants in connection with the Proposed Mobix Labs Transaction or another initial business combination, which could lead to further dilution for holders of ordinary shares;
●	our Private Warrants are accounted for as a warrant liability and, upon issuance, were recorded at fair value, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares;
●	we have identified material weaknesses in our internal control over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;
●	we are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance and may adversely affect our business, including our ability to complete our initial business combination, and our results of operations;
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;
●	past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company;
●	we may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors;
●	certain agreements with our Sponsor, officers, directors and other Initial Shareholders may be amended without shareholder approval;
●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies; and
●	cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

PART I

References in this report to “we,” “us” or the “Company” refer to Chavant Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Chavant Capital Partners, LLC, Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company on March 19, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

On July 22, 2021, we consummated our initial public offering (“IPO”) 8,000,000 units (the “Units”). Each Unit consists of one ordinary share, par value $0.0001, and three-fourths of one redeemable public warrant (each, a “Public Warrant” and, collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds, before expenses, of $80,000,000. Prior to the consummation of the IPO, on April 7, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001 (the “Founder Shares”), for which the Sponsor paid $25,000. On June 25, 2021, the Sponsor sold an aggregate of 422,581 of such Founder Shares to the underwriters for a purchase price of $3,675. On July 19, 2021, the Company reduced the offering size of the IPO and 575,000 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and among the Company, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees (collectively, the “Representative Designees”), the Company completed the private sale of 3,400,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants” and, together with the Public Warrants, the “Warrants”) to the Sponsor and the Representative Designees at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $3,400,000 (the “Private Placement”). The Private Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts and commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in a trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the ordinary shares included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. Chavant has obtained shareholder approval to extend the date by which Chavant must consummate an initial business combination from July 22, 2022 to July 22, 2023, and funds were released from the Trust Account to redeem certain Public Shares in connection therewith and in connection with an earlier extension, as described below. The proceeds deposited in the

Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

On July 14, 2022, the Company held an extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 (which is 12 months from the closing of the IPO) to January 22, 2023 by amending the Company’s Amended and Restated Memorandum and Articles of Association. Certain Chavant shareholders holding 7,046,967 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 (approximately $10.01 per share) was deducted from the Trust Account to pay such holders. In connection with the extension, Chavant agreed to deposit $31,450 (at a rate of $0.033 per non-redeeming Public Share) for each subsequent monthly period needed by Chavant to complete a business combination by January 22, 2023.

On January 6, 2023, the Company held a second extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from January 22, 2023 to July 22, 2023 by amending the Company’s Amended and Restated Memorandum and Articles of Association. Certain Chavant shareholders holding 96,991 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $1,004,600 (approximately $10.36 per share) was deducted from the Trust Account to pay such holders. In connection with the extension, Chavant agreed to deposit $42,802 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by Chavant to complete a business combination by July 22, 2023. Following the redemptions of the Public Shares described above, the 2,000,000 Founder Shares that remain outstanding represented 70% of the Company’s issued and outstanding ordinary shares.

If the Company is unable to complete its initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete the Proposed Mobix Labs Transaction or any other initial business combination within the Combination Period.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate the Proposed Mobix Labs Transaction or any other initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If the Proposed Mobix Labs Transaction or any other initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our ordinary shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

On November 15, 2022, the Company and Mobix Labs entered into a business combination agreement, by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “Proposed Mobix Labs Transaction”). Upon closing of the Proposed Mobix Lab Transaction, the combined company will be named Mobix Labs, Inc., and its common stock and Public Warrants are expected to be listed on Nasdaq. The Proposed Mobix Labs Transaction includes a $30,000,000 fully committed common stock PIPE at $10.00 per share (the “PIPE Investment” and the related subscription agreement, the “PIPE Subscription Agreement”) and is subject to, among other things, the approval of the Proposed Mobix Labs Transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the business combination agreement, including a Form S-4 registration statement being declared effective by the Securities and Exchange Commission (“SEC”).

In connection with the execution of the Business Combination Agreement, the Sponsor (the ordinary shares initially purchased by Sponsor in connection with the initial public offering, the “Founder Shares”) and the director and officer holders of Chavant entered into a sponsor letter agreement (the “Sponsor Letter Agreement”) with Chavant and Mobix Labs, pursuant to which, among other things, the Sponsor and the directors and officers of Chavant agreed to vote all of their Chavant ordinary shares in favor of certain proxy proposals relating to the Proposed Mobix Labs Transaction, including any proposals the parties deem necessary or desirable to effect the Proposed Mobix Labs Transaction. In addition, in connection with Chavant’s initial public offering, the initial holders of ordinary shares and Private Warrants of Chavant, including the Sponsor, the directors and officers of Chavant, and the permitted designees of Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, which were representatives of the underwriters in the initial public offering (collectively with the Sponsor and the officers and directors, the “Initial Shareholders”), entered into a letter agreement with Chavant, pursuant to which they agreed to vote all their Chavant ordinary shares in favor of the Proposed Mobix Labs Transaction. Chavant expects that the Initial Shareholders will vote their shares in favor of all of the proposals that will be presented at the special meeting. As of March 30, 2023, the Initial Shareholders collectively owned approximately 70.0% of the outstanding Chavant ordinary shares.

Redemption Rights for Holders of Public Shares Upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of the Proposed Mobix Labs Transaction or any other initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations and on the conditions described herein. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the marketing fee we have agreed to pay to Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, who were the underwriters for our IPO. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our Initial Shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may hold in connection with the completion of our initial business combination.

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

Submission of Our Initial Business Combination to a Shareholder Vote

If we seek shareholder approval of our initial business combination, we will distribute proxy materials to all shareholders and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the votes cast by holders of outstanding ordinary shares present in person or represented by proxy and entitled to vote at the applicable special meeting are voted in favor of the business combination. Our Initial Shareholders, Sponsor, officers and directors have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of our initial business combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Proposed Mobix Labs Transaction. In addition, our Initial Shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and The Nasdaq Capital Market (“Nasdaq”) rules. None of the funds in the Trust Account will be used to purchase shares or Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. If our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In the event that our Sponsor, our directors, officers, advisors or any of their respective affiliates purchase Public Shares in situations in which the tender offer rules restrictions on purchases would apply, they (a) would purchase the Public Shares at a price no higher than the price offered through the Company’s redemption process; (b) would represent in writing that such Public Shares will not be voted in favor of approving an initial business combination; and (c) would waive in writing any redemption rights with respect to the Public Shares so purchased.

To the extent any such purchases by our Sponsor, our directors, officers, advisors or any of their respective affiliates are made in situations in which the tender offer rules restrictions on purchases apply, we will disclose in a Current Report on Form 8-K prior to the applicable shareholder meeting the following: (i) the number of Public Shares purchased outside of the redemption offer, along with the purchase price(s) for such Public Shares; (ii) the purpose of any such purchases; (iii) the impact, if any, of the purchases on the likelihood that the initial business combination will be approved; (iv) the identities of the securityholders who sold to the Sponsor, our directors, officers, advisors or any of their respective affiliates (if not purchased on the open market) or the nature of the securityholders (e.g., 5% security holders) who sold such Public Shares; and (v) the number of Public Shares for which we have received redemption requests pursuant to our redemption offer.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Warrants could be to reduce the number of Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our ordinary shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we will have only until July 22, 2023 to complete our initial business combination. If we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination within such period or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination by July 22, 2023 (or by the end of any such extended period of time).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Status as a Blank Check Company

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete the Proposed Mobix Labs Transaction or any other initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the IPO and the sale of the Private Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable, and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

We may not be able to complete our initial business combination by July 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to complete the Proposed Mobix Labs Transaction or any other initial business combination by July 22, 2023. Our ability to complete the Proposed Mobix Labs Transaction or any other initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein and in other reports that we file with the SEC. If we have not completed the Proposed Mobix Labs Transaction or another initial business combination within such time period (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and other requirements of applicable law (which foregoing three actions we refer to in this Annual Report on Form 10-K as “wind up, redeem and liquidate”). Additionally, there will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless in the event of our winding up.

If we are unable to consummate our initial business combination by July 22, 2023, our Public Shareholders may be forced to wait until such date before redemption from our Trust Account can occur.

If we are unable to consummate our initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association), the proceeds then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act (As Revised) of the Cayman Islands. In that case, investors may be forced to wait until July 22, 2023 (or until the end of any such extended period of time) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our Public Shareholders are entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of our Public Shares if we are unable to complete the our initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law and as further described herein. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company. As indicated above, we completed our IPO in July 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (which is more than 18 months after the effective date of our IPO). It is possible that a claim could be made that we have been operating as an unregistered investment company.

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

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and, thereafter, to hold all funds in the Trust Account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. The risk of being deemed subject to the Investment Company Act increases the longer the Company holds securities (i.e., the longer past two years the securities are held), and also increases to the extent the funds in the Trust Account are not held in cash. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount the Public Shareholders would receive upon any redemption or liquidation of the Company.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent public accounting firm and our legal counsel) and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement signed in connection with the IPO, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, our Sponsor may be unable to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

The personal and financial interests of our directors and officers may influence their motivation related to completing an initial business combination. Our Initial Shareholders currently hold an aggregate of 2,000,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor and the Representatives’ designees purchased an aggregate of 3,400,000 Private Warrants in a private placement that closed simultaneously with the closing of the IPO that will also be worthless if we do not complete our initial business combination. Since our Initial Shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any Public Shares they may have acquired during or after the IPO or may acquire in the future), a conflict of interest may arise in determining whether an initial business combination is appropriate for our initial business combination and in our shareholders’ best interest. This risk may become more acute as July 22, 2023 nears, which is the current deadline for our completion of the initial business combination. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law, and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

In certain circumstances, including if we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be challenged if it were proved that, immediately following the date on which the distribution was made, we were insolvent, or otherwise that the distribution was made to defraud creditors. As a result, a creditor or liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. Claims could be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid while we were insolvent would be guilty of an offense and may be liable for a fine and/or for a period of imprisonment in the Cayman Islands.

The grant of registration rights to our Initial Shareholders and holders of our Private Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Our Initial Shareholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Warrants and their permitted transferees can demand that we register the Private Warrants and the ordinary shares issuable upon exercise of the Private Warrants, and holders of Private Warrants that may be issued upon conversion of working capital loans may demand that we register the ordinary shares issuable upon exercise of such Private Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders, holders of our Private Warrants or holders of our working capital loans or their respective permitted transferees are registered.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding up or bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up  or bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a winding-up or bankruptcy or insolvency petition or an involuntary winding-up or bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

Risks Related to Our Initial Business Combination

The requirement that we complete our initial business combination by July 22, 2023 may give Mobix Labs and its shareholders or any other potential target businesses leverage over us in negotiating and consummating the Proposed Mobix Labs Transaction or any other a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association). Consequently, Mobix Labs and its shareholders or any such other target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete the Proposed Mobix Labs Transaction or any other initial business combination with that any other particular target business, we may be unable to complete the Proposed Mobix Labs Transaction or any other initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our Initial Shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including a vote in favor of an initial business combination, regardless of how our Public Shareholders vote.

Our Initial Shareholders own shares representing approximately 70.0% of our outstanding ordinary shares, and they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including approval of an initial business combination and amendments to our Amended and Restated Memorandum and Articles of Association. Our Amended and Restated Memorandum and Articles of Association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who are present in person or represented by proxy and entitled to vote at a general meeting of the Company, including the Founder Shares. Our Initial Shareholders have agreed to vote their shares in favor of our initial business combination, which significantly increases the likelihood that we will receive the requisite shareholder approval for any initial business combination.

In addition, if our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions in the future, this would increase their control. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment to the board of directors, and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our initial business combination.

We may not realize the anticipated benefits of the Proposed Mobix Labs Transaction.

Despite our due diligence in connection with the Proposed Mobix Labs Transaction, our due diligence may not have identified all material issues that may be present within Mobix Labs, and it may not be possible to uncover all material issues through a customary amount of due diligence, or factors outside of Mobix Labs and outside of our control may later arise. Our review may not have discovered all relevant considerations for the future performance of the combined business. This risk is heightened by Mobix Labs’ status as a private company with a short operating history.

Subsequent to our completion of the Proposed Mobix Labs Transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, our results of operations and our share price, which could cause you to lose some or all of your investment. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities.

Furthermore, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. Thus, our shareholders must rely on the judgment of our board of directors and its determination of fair market value based on standards generally accepted by the financial community. Additionally, past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

An investment in our securities may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Mobix Labs. Accordingly, any Public Shareholders or Public Warrant holders who choose to remain Public Shareholders or Public Warrant holders following the Proposed Mobix Labs Transaction could suffer a reduction in the value of their securities. Such Public Shareholders or Public Warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials relating to the Proposed Mobix Labs Transaction contained an actionable material misstatement or material omission.

Mobix Labs is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

Mobix Labs has been focused on developing semiconductor products since its inception in 2020 and expanded its operations to sales of connectivity products in 2021. This limited operating history makes it difficult to evaluate Mobix Labs’ future prospects and the risks and challenges it may encounter. Risks and challenges Mobix Labs has faced or expects to face include, but are not limited to, its ability to:

●	develop and commercialize its semiconductor products;
●	design and deliver semiconductor products of acceptable performance;
●	increase sales revenue of its connectivity products;
●	forecast its revenue and budget for and manage its expenses;
●	execute its growth strategies including through mergers and acquisitions;
●	raise additional capital on acceptable terms to execute its business plan;

●	continue as a going concern;
●	attract new customers, retain existing customers and expand existing commercial relationships;
●	compete successfully in the highly competitive industries in which it operates;
●	plan for and manage capital expenditures for its current and future products, and manage its supply chain and supplier relationships related to its current and future products;
●	comply with existing and new or modified laws and regulations applicable to its business in and outside the United States, including compliance requirements of U.S. customs and export regulations;
●	anticipate and respond to macroeconomic changes and changes in the markets in which it operates;
●	maintain and enhance the value of its reputation and brand;
●	effectively manage its growth and business operations, including any continuing impacts of the COVID-19 pandemic on its business;
●	develop and protect intellectual property;
●	maintain and enhance the security of its IT system;
●	hire, integrate and retain talented people at all levels of its organization;
●	successfully defend itself in any legal proceeding that may arise and enforce its rights in any legal proceedings it may initiate; and
●	manage and mitigate the adverse effects on its business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond its control.

If Mobix Labs fails to address the risks and difficulties that it faces, including those associated with the challenges listed above as well as those that are described in any registration statement and proxy statement/prospectus relating to the Proposed Mobix Labs Transaction that we file, its business, financial condition and results of operations could be adversely affected.

We intend to file a registration statement on Form S-4 with the SEC, which will include a preliminary prospectus and proxy statement of the Company in connection with the Proposed Mobix Labs Transaction, referred to as a proxy statement/prospectus. Before making any voting decision, investors and security holders of the Company are urged to read the registration statement, the proxy statement/prospectus, and amendments thereto, and the definitive proxy statement/prospectus in connection with the Company’s solicitation of proxies for its shareholders’ meeting to be held to approve the transaction, and all other relevant documents filed or that will be filed with the SEC in connection with the Proposed Mobix Labs Transaction as they become available because they will contain important information about the Company, Mobix Labs and the Proposed Mobix Labs Transaction. In particular, the registration statement and proxy statement/prospectus are expected to contain additional information regarding Mobix Labs and risks relating to the Proposed Mobix Labs Transaction, and you should review these risk factors when they become available. This Annual Report on Form 10-K does not constitute a proxy statement/prospectus in connection with any initial business combination.

Further, because Mobix Labs has limited historical financial data and operates in a rapidly evolving and highly competitive market, any predictions about its future revenue and expenses may not be as accurate as they would be if Mobix Labs had a longer operating history or operated in a more predictable market. Mobix Labs has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Mobix Labs’ assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

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

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares on any initial business combination. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or Public Warrants.

We may be unable to obtain additional financing to complete the Proposed Mobix Labs Transaction or another initial business combination or to fund the operations and growth of Mobix Labs or another target business, which could compel us to restructure or abandon the Proposed Mobix Labs Transaction or such other initial business combination.

The estimated enterprise value of Mobix Labs is greater than we could acquire with the net proceeds of the IPO and the sale of the Private Warrants and the proceeds of the PIPE Investment  alone. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, and the PIPE Investment, we will be required to seek additional financing to complete the Proposed Mobix Labs Transaction. Such financing may not be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to complete the Proposed Mobix Labs Transaction, we would be compelled to either restructure the Proposed Mobix Labs Transaction or abandon the Proposed Mobix Labs Transaction and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of the Proposed Mobix Labs Transaction for general corporate purposes, including for maintenance or expansion of operations of the post-transaction business, the payment of principal or interest due on any indebtedness incurred in completing the Proposed Mobix Labs Transaction, or to fund the purchase of other companies. Similarly, if we do not complete the Proposed Mobix Labs Transaction and are seeking another initial business combination, we could face similar risks relating to financing such transaction or funding the operations and growth of that target business. If we are unable to complete the Proposed Mobix Labs Transaction and unable to find another suitable target for our initial business combination, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Public Warrants will expire worthless. In addition, the failure to secure additional financing to fund the operations of the post-transaction business following the Proposed Mobix Labs Transaction could have a material adverse effect on the continued development or growth of the combined business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after the Proposed Mobix Labs Transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Proposed Mobix Labs Transaction or any other initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete the Proposed Mobix Labs Transaction or any other initial business combination. If we incur any indebtedness, we expect to obtain from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after the Proposed Mobix Labs Transaction or such other initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the placement of the Private Warrants into the Trust Account and not to release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Initial Shareholders, who collectively beneficially own 70.0% of our ordinary shares, will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete our initial business combination, even if you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 12 months from the closing of our IPO (as such date was further amended to July 22, 2023) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our Public Shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for redeeming its shares, such shares may not be redeemed.

We will comply with the proxy rules when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” must, at the holder’s option, either deliver their share certificates to our transfer agent, or deliver their shares to our transfer agent electronically up to two business days prior to the vote on the proposal to approve our initial business combination. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy, its shares may not be redeemed.

The absence of a specified maximum redemption threshold may make it easier for us to consummate our initial business combination even if a substantial majority of Chavant’s Public Shareholders elect to redeem their shares.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, the Proposed Mobix Labs Transaction imposes a minimum cash condition. However, as long as we satisfy this minimum cash condition through the PIPE Investment, other financing arrangements and any other available cash, we expect to have net tangible assets of more than $5,000,001, regardless of the level of redemptions by our Public Shareholders. As a result, we may be able to complete the Proposed Mobix Labs Transaction even if a substantial majority of our Public Shareholders do not agree with the Proposed Mobix Labs Transaction and have redeemed their shares.

In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Proposed Mobix Labs Transaction or any other initial business combination exceed the aggregate amount of cash available to us, we will not complete the Proposed Mobix Labs Transaction or such other initial business combination or redeem any shares in connection with such transaction, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination or may find it necessary to wind up, redeem and liquidate.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Mobix Labs Transaction or any other initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. In the event that we are deemed to be a large accelerated filer or an accelerated filer, or otherwise cease to be an emerging growth company, we would be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Even while we remain an emerging growth company, however, compliance with Section 404 of the Sarbanes-Oxley Act is likely to be burdensome and require significant management attention. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls, as is the case with Mobix Labs. We expect the development of the internal controls of Mobix Labs to achieve compliance with the Sarbanes-Oxley Act to entail significant costs, and the efforts of the combined company to implement such internal controls may not be successful.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to Public Shareholders, and our Public Warrants will expire worthless.

The investigation of the Proposed Mobix Labs Transaction and each past target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments has required substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. We may fail to complete the Proposed Mobix Labs Transaction for any number of reasons including those beyond our control. If we are unable to complete the Proposed Mobix Labs Transaction, we expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do, and our financial resources are significantly limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an alternative business combination if we are unable to complete the Proposed Mobix Labs Transaction. If we are unable to complete our initial business combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Public Warrants will expire worthless.

CFIUS or other regulatory agencies may modify, delay or prevent our initial business combination.

CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor has substantial ties to non-U.S. persons, and certain of the members of our Board are non-U.S. persons. Although Dr. Ma, our chief executive officer, is a U.S. citizen and, as the sole member of the manager of the Sponsor, has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor, a majority of the funds invested in the Sponsor were provided by non-U.S. persons. Although following the redemption of certain of the Company’s outstanding shares that occurred in July 2022 and January 2023 in connection with the first and second extensions by which the Company must complete its initial business combination, the Sponsor held 55.3% of the ordinary shares of the Company as of March 30, 2023, the Company’s organizational documents do not grant investors in the Sponsor special information or governance rights with respect to the Company and, in the case of the Proposed Mobix Labs Transaction, Mobix Labs is a U.S. business.

However, we cannot predict whether the Company may be deemed to be a “foreign person” under the regulations relating to CFIUS or may be subject to review by any other U.S. government entity. As such, our initial business combination may be subject to CFIUS review or other regulatory review, depending on the Company’s ultimate share ownership following the transaction and other factors. If our initial business combination were to fall within CFIUS’s jurisdiction, we risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to modify or delay our initial business combination, impose conditions with respect to such transaction, request the President of the United States to order us to divest all or a portion of if we were to acquire it without first obtaining CFIUS approval or prohibit the initial business combination entirely. The time necessary for CFIUS review of the initial business combination or a decision to delay or prohibit the initial business combination may also prevent the transaction from occurring within the applicable time period required under the Company’s Amended and Restated Memorandum and Articles of Association. These risks may limit the attractiveness of, delay or prevent us from pursuing our initial business combination.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy, and we have limited time to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period required under the Company’s Amended and Restated Memorandum and Articles of Association, we will be required to wind up, redeem and liquidate. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment through an initial business combination.

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

Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, which were underwriters in our IPO, are entitled to receive a marketing fee that will be released from the Trust Account only on a completion of an initial business combination and have agreed to provide certain services to us in connection with a business combination upon our request. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the consummation of an initial business combination.

At the time of our initial public offering, we entered into a business combination marketing agreement with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, the underwriters in our IPO, under which we agreed to pay a marketing fee equal to 3.5% of the gross proceeds of our IPO, or $2.8 million, which is conditioned on the completion of an initial business combination. Under the business combination marketing agreement, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC agreed to provide certain services to us upon our request in connection with a business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of an initial business combination may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the consummation of an initial business combination upon which the fee would be payable.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers may be engaged in other business endeavors for which she or he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

In addition, our Sponsor and our officers and directors pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. The members of our management team have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by July 22, 2023 or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association. However, we cannot predict whether  any such potential conflicts could materially affect our ability to complete our initial business combination.

Risks Related to Our Incorporation in the Cayman Islands

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

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (As Revised) of the Cayman Islands (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may lack standing to initiate a shareholders’ derivative action in a federal court of the United States.

We have been advised by our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

The Financial Action Task Force has increased monitoring of the Cayman Islands, and it is unclear if this monitoring could have negative implications for companies organized in the Cayman Islands, such as the Company.

In February 2021, the Cayman Islands was added to the Financial Action Task Force (“FATF”) list of jurisdictions whose anti-money laundering/counter-terrorist and proliferation financing practices are under increased monitoring, commonly referred to as the “FATF grey list.” The FATF was established in July 1989 by a Group of Seven (G-7) Summit and is a task force composed of member governments who agree to fund the FATF on temporary basis with specific goals and projects — it is an international policy- making body that sets international anti-money laundering standards and counter-terrorist financing measures. The FATF monitors countries to ensure they implement the FATF Standards fully and effectively, and holds countries to account that do not comply. When the FATF places a jurisdiction under increased monitoring, it means the country has committed to resolve swiftly the identified strategic deficiencies within agreed timeframes and is subject to increased monitoring during that timeframe. In its October 2021 plenary, the FATF positively recognized the ongoing efforts of the Cayman Islands to improve its anti- money laundering and counter-terrorist financing regime. Despite the progress the Cayman Islands is making on satisfying the final outstanding recommendations (being considered as compliant or largely compliant with all of the FATF’s 40 recommendations and having completed 62 out of 63 FATF recommendation actions with the Cayman Islands’ progress toward satisfying the final FATF recommended action scheduled to be assessed at the FATF’s February 2023 plenary), it is still unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.

The Cayman Islands has also been added to the EU AML High-Risk Third Countries List, and it is unclear if this monitoring could have negative implications for companies organized in the Cayman Islands, such as the Company.

On March 13, 2022, the European Commission (“EC”) updated its list of “high-risk third countries” (“EU AML List”) identified as having strategic deficiencies in their anti-money laundering/counter-terrorist financing regimes to add nine countries, including the Cayman Islands. The EC has noted it is committed to there being a greater alignment between the EU AML List and the FATF listing process. The addition of the Cayman Islands to the EU AML List is a direct result of the inclusion of the Cayman Islands on the FATF grey list in February 2021. It is unclear how long this designation will remain in place and what ramifications, if any, the designation will have for the Company.

Provisions in our Amended and Restated Memorandum and Articles of Association and Cayman Islands law may have the effect of discouraging lawsuits against our directors and officers.

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

In addition, in recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue and could significantly increase our costs and adversely affect our results of operations.

Risks Related to Tax Matters

There is uncertainty regarding the federal income tax consequences of the redemption to the Public Shareholders.

There is uncertainty regarding the U.S. federal income tax consequences to Public Shareholders who exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and includes (i) whether the redemption is treated as a distribution from Chavant, which would be taxable in the same manner that distributions are taxed, or as a sale, which would be taxable as capital gain or loss, and (ii) whether capital gain, if any, is “long-term” or “short-term.”

Whether the redemption qualifies for sale treatment, resulting in taxation as capital gain or loss, will depend largely on whether the holder owns (or is deemed to own) any Public Shares following the redemption, and if so, the total number of Public Shares held by the holder both before and after the redemption relative to all ordinary shares outstanding both before and after redemption. The redemption generally will be treated as sale, rather than a distribution, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest of Chavant or (ii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal nature of certain of such tests and the absence of clear guidance from the Internal Revenue Service (“IRS”), there is uncertainty as to whether a holder who elects to exercise its redemption rights will be taxed on any proceeds from the redemption as a distribution potentially giving rise to dividend income or sale proceeds treated as capital gain.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Public Shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new non-deductible U.S. federal 1% excise tax on certain “repurchases” of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023, which has been added as new Section 4501 of the Code. In addition, on December 27, 2022, the IRS released Notice 2023-2, which provides interim guidance on the application of Section 4501 of the Code. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “Netting Rule”). In addition, certain exceptions apply to the excise tax.

A redemption of Public Shares that occurs in connection with an initial business combination may be subject to the excise tax, particularly to the extent that the Company undertakes a domestication as a company organized under the laws of one of the states of the United States in connection with an initial business combination (as in the Proposed Mobix Labs Transaction). Although the Company may not become subject to the excise tax (as we believe to be the case with the Proposed Mobix Labs Transaction, based on current IRS and Treasury guidance) due to the expected fair market value of new equity of the Company that is issued in connection with the PIPE Investment relative to the number of remaining Public Shares that are eligible for redemption in connection with an initial business combination and the prescribed redemption price of such Public Shares due to the application of the Netting Rule, we cannot predict whether the excise tax will apply or how the structure of any initial business combination and related redemptions may be interpreted under applicable IRS and Treasury guidance at the time, which is subject to change. The application of the excise tax could cause a reduction in the cash on hand available to the Company and/or could negatively impact Public Shareholders who exercise their redemption rights.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year (and, in the case of the startup exception, potentially not until after the two taxable years following our current taxable year). However, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.

We are not subject to income taxes in the Cayman Islands, but we may become subject to income taxes in various other jurisdictions in the future. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Increases in our effective tax rate would adversely affect our operating results. In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Risks Related to Our Warrants

The Warrants may become exercisable and redeemable for a security other than the ordinary shares, and you do not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the Warrants may become exercisable for a security other than our ordinary shares. As a result, if the surviving company redeems your Warrants for securities pursuant to the agreement governing our Warrants, a copy of which is attached as an exhibit to this Annual Report on Form 10-K (the “Warrant Agreement”), you may receive a security in a company about which you do not have information at this time. Pursuant to the Warrant Agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the Warrants within 20 business days of the closing of an initial business combination.

You will not be permitted to exercise your Warrants unless we register and qualify the underlying ordinary shares or certain exemptions are available.

If the issuance of the ordinary shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants, and such Warrants may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the ordinary shares included in the Units.

We have not registered the ordinary shares issuable upon exercise of the Warrants under any state securities laws. However, under the terms of the Warrant Agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the ordinary shares issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. We may be unable to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act, under the terms of the Warrant Agreement, holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In addition, if our ordinary shares, at the time of any exercise of a Public Warrant, are not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Public Warrants who seek to exercise their Public Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act, as described in the following risk factor; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Public Warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the Public Warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer ordinary shares from such exercise than if you were to exercise such Public Warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the ordinary shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; or (iii) if we have so elected and we call the Warrants for redemption. If you exercise your Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of our ordinary shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the ordinary shares as reported during the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer ordinary shares from such exercise than if you were to exercise such Warrants for cash.

Even if the Proposed Mobix Labs Transaction or any other initial business combination is consummated, the Public Warrants may never be in the money, and they may expire worthless, and the terms of the Warrants may be amended in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least a majority of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of ordinary shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a Warrant.

A provision of our Warrant Agreement could cause the downward adjustment of the exercise price for the Warrants in connection with the Proposed Mobix Labs Transaction or another initial business combination, which could lead to further dilution for holders of ordinary shares.

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

In addition, under the PIPE Subscription Agreement entered into in connection with the PIPE Investment for the Proposed Mobix Labs Transaction, we agreed to issue additional ordinary shares to the PIPE Investor in the event that the volume weighted average price per share of the ordinary shares during the 30-day period commencing on the date that is 30 days after the date on which the resale registration statement that registers the ordinary shares delivered to the PIPE Investor is declared effective is less than $10.00 per share. This feature of the PIPE Subscription Agreement makes it more likely that the exercise price of the Warrants would be adjusted under the circumstances described in the preceding paragraph. If the exercise price of the Warrants is adjusted downward, it may be more likely that the Warrants will be exercised. Any exercise of the Warrants would lead to further dilution to holders of ordinary shares.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period commencing once the Warrants become exercisable and ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met on the date we give notice of redemption. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the Warrants is effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from warrant registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Because each Unit contains three-quarters of one Public Warrant and only a whole Public Warrant may be exercised, the Units may be worth less than units of other SPACs.

Each Unit contains three-quarters of one Public Warrant. Pursuant to the Warrant Agreement, no fractional Public Warrants were issued upon separation of the Units, and only whole Units trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number of ordinary shares to be issued to the Warrant holder. This is different from other SPACs whose units include one common share and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Public Warrants upon completion of our initial business combination since the Public Warrants will be exercisable in the aggregate for three-quarters of the number of shares compared to units that each contain a whole warrant to purchase one share. Nevertheless, this Unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

Our Private Warrants are accounted for as a warrant liability and, upon issuance, were recorded at fair value, with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares.

As of the date hereof, there are 9,400,000 Warrants outstanding (comprised of the 6,000,000 Public Warrants included in the Units sold in our IPO and the 3,400,000 Private Warrants). We account for these Private Warrants as a warrant liability and recorded the Private Warrants at fair value at the time of their issuance. Any changes in fair value each quarterly fiscal period are reported in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

General Risk Factors

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022. These material weaknesses, and any additional material weaknesses that may be identified in the future, could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022 related to the lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses in our financial reporting processes as management did not design and maintain effective controls over:

(1)	the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows;
(2)	complex accounting, specifically the accounting for the PIPE; and
(3)	the review of third-party valuations.

As described in “Part II, Item 9A. Controls and Procedures,” our management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. Our management plans to remediate these material weaknesses by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. However, the elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects. In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP.

As a result of these material weaknesses, and any additional material weaknesses that we may identify in the future, we may be unable to provide required financial information in a timely and reliable manner, and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short-form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our ordinary shares.

The measures we have taken and plan to take in the future may not remediate these material weaknesses, and additional material weaknesses or restatements of financial results could arise in the future, due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance and may adversely affect our business, including our ability to complete our initial business combination, and our results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete an initial business combination, and our results of operations.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, ordinary shares and Warrants are listed on Nasdaq. Our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount of shareholders’ equity (generally $2.5 million) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, and our shareholders’ equity would generally be required to be at least $5.0 million. We may be unable to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our ordinary shares are a “penny stock,” which would require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first full fiscal year end following our listing on Nasdaq (i.e., one year after our fiscal year ended December 31, 2022). There is no requirement under the Companies Act (As Revised) of the Cayman Islands for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our ordinary shares, our Public Shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. None of our officers and directors is required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including monitoring due diligence related to the Proposed Mobix Labs Transaction. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, should the management of any target business, including Mobix Labs, not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to our business combination contained an actionable material misstatement or material omission.

Certain agreements with our Sponsor, officers, directors and other Initial Shareholders may be amended without shareholder approval.

Certain agreements with our Sponsor, officers, directors and other Initial Shareholders, such as the letter agreement among us and our Initial Shareholders, the registration rights agreement among us and our Initial Shareholders and the Private Placement Warrants Purchase Agreement between us and our Sponsor, contain provisions relating to transfer restrictions of our Founder Shares and Private Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our letter agreement contains certain lock-up provisions with respect to the Founder Shares, Private Warrants and other securities held by our Initial Shareholders. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the consummation of our initial business combination will be disclosed in our SEC filings. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination even if it may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has elected to use the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Cyber incidents or cyberattacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of our third-party service providers. Third parties could attempt to gain unauthorized access to or disrupt our information technology (“IT”) systems or information, and such attacks are becoming increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, may include malware, disrupted denial of service attacks, ransomware attacks and other electronic security breaches that could lead to disruptions to our IT systems, data or operations, or the unauthorized or unintended access to or disclosure of our  confidential information, including, without limitation, personal information and information regarding our business activities. As an early stage company without significant investments in data security protection, we may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerabilities in our digital technologies, or any cyber incidents or cyberattacks affecting our digital technologies or the digital technologies of our third-party service providers, including those described above. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to information theft, data corruption, operational disruption and/or financial loss.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices are located at 445 Park Avenue, 9th Floor, New York, NY 10022. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          Market Information

Our Units, ordinary shares and Public Warrants are listed on Nasdaq under the symbols “CLAYU,” “CLAY” and “CLAYW,” respectively. Each Unit consists of one ordinary share and three-quarters of one redeemable Public Warrant. Each Unit consists of one ordinary share and three-fourths of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. Pursuant to the Warrant Agreement, a Public Warrant holder may exercise its Public Warrants only for a whole number of the Company’s ordinary shares.

(b)          Holders

As of March 30, 2023, there was one holder of record of our Units, 20 holders of record of our ordinary shares, and 14 holders of record of our Public Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

(c)          Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay any cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)          Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)          Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

The sales of the Founder Shares and Private Warrants to our Sponsor and our Initial Shareholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On July 19, 2021, our registration statement on Form S-l (File No. 333-257459) was declared effective by the SEC for the IPO pursuant to which we sold an aggregate of 8,000,000 Units at an offering price to the public of $10.00 per Unit for an aggregate offering price of $80,000,000, with each Unit consisting of one ordinary share and three-fourths of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of ordinary shares at a price of $11.50 per share. Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (the “Representatives”) acted as the representatives for the underwriters (the “Underwriters”). The IPO did not terminate before all of the securities registered in our registration statement were sold. The IPO was consummated on July 22, 2021.

We incurred offering costs of approximately $2.1 million (including $1.6 million in underwriting discounts and commissions). No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates, except for the amounts that we pay, and have paid after the consummation of the IPO, to New Highland, LLC, of which our chief financial officer is the managing member, for consulting services, as described in “Item 11. Executive Compensation.” There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated July 19, 2021 that was filed with the SEC.

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, our Amended and Restated Memorandum and Articles of Association provide that the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the ordinary shares included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if we do not complete our initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if we are unable to complete our initial business combination on or prior to a specified date (which was initially that date that is 12 months from the closing of the IPO but was amended to July 22, 2023 in connection with the extension described below), subject to applicable law.

We have obtained shareholder approval to extend the date by which we must consummate an initial business combination July 22, 2023, and funds were released from the Trust Account to redeem certain Public Shares in connection therewith and in connection with an earlier extension. On July 14, 2022, we held an extraordinary general meeting and obtained shareholder approval of the extension of the date by which we must consummate an initial business combination from July 22, 2022 (which was 12 months from the closing of the IPO) to January 22, 2023 by amending our Amended and Restated Memorandum and Articles of Association. Certain of our shareholders holding 7,046,967 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 (approximately $10.01 per share) was deducted from the Trust Account to pay such holders. In connection with the extension, we agreed to deposit $31,450 (at a rate of $0.033 per non- redeeming Public Share) for each subsequent monthly period needed by Chavant to complete a business combination by January 22, 2023.

On January 6, 2023, we held a second extraordinary general meeting and obtained shareholder approval of the extension of the date by which we must consummate an initial business combination from January 22, 2023 to July 22, 2023 by amending our Amended and Restated Memorandum and Articles of Association. Certain of our shareholders holding 96,991 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $1,004,600 (approximately $10.36 per share) was deducted from the Trust Account to pay such holders. In connection with the extension, we agreed to deposit $42,802 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by Chavant to complete a business combination by July 22, 2023.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “our,” “us” or “we” refer to Chavant Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 19, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

On July 22, 2021, we consummated our IPO of 8,000,000 Units. Each Unit consists of one ordinary share and three-fourths of one redeemable Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds, before expenses, of $80,000,000. Prior to the consummation of the IPO, on April 7, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001 (the “Founder Shares”), for which the Sponsor paid $25,000. On June 25, 2021, the Sponsor sold an aggregate of 422,581 of such Founder Shares to the underwriters for a purchase price of $3,675. On July 19, 2021, the Company reduced the offering size of the IPO and 575,000 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares. As a result, a total of 2,000,000 Founder Shares remain outstanding.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Representative Designees Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Representative Designees, the Company completed the private sale of 3,400,000 warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) to the Sponsor and the Representative Designees at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $3,400,000 (the “Private Placement”). The Private Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts and commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in the Trust Account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the ordinary shares included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. We have obtained shareholder approval to extend the date by which we must consummate an initial business combination from July 22, 2022 to July 22, 2023, and funds were released from the Trust Account to redeem certain Public Shares in connection therewith and in connection with an earlier extension. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

After the payment of underwriting discounts and commissions and $458,249 in expenses relating to the IPO, $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. In connection with the extensions of the date by which the Company must consummate an initial business combination approved by our shareholders on July 14, 2022 and January 6, 2023, amounts were withdrawn from the Trust Account to redeem ordinary shares of our shareholders who exercised their right to redeem them, as described in “—Liquidity and Capital Resources” below. The remaining net proceeds deposited into the Trust Account are on deposit in the Trust Account earning interest. As of December 31, 2022, there was $9,835,409 in investments and cash held in the Trust Account and $175,788 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Proposed Mobix Labs Transaction (as defined below) or any other initial business combination will be successful.

Recent Developments

Proposed Mobix Labs Transaction

On November 15, 2022, the Company and Mobix Labs, Inc. (“Mobix Labs”) entered into a business combination agreement, by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “Proposed Mobix Labs Transaction”). Upon closing of the Proposed Mobix Labs Transaction, the combined company will be named Mobix Labs, Inc., and its common stock and warrants are expected to be listed on Nasdaq. The Proposed Mobix Labs Transaction includes a subscription agreement with the PIPE Investor in respect of a private placement of 3,000,000 shares of Class A Common Stock at a price of $10.00 per share for an aggregate amount of $30,000,000, subject to, among other things, the approval of the Proposed Mobix Labs Transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the business combination agreement, including a Form S-4 registration statement being declared effective by the SEC.

Second Extension

On January 6, 2023, the Company held a second extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from January 22, 2023 to July 22, 2023 by amending the Company’s Amended and Restated Memorandum and Articles of Association. Certain of our shareholders holding 96,991 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $1,004,600 (approximately $10.36 per share) was deducted from the Trust Account to pay such holders. In connection with the extension, we agreed to deposit $42,802 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by July 22, 2023. Following the redemptions of the Public Shares described above, the 2,000,000 Founder Shares that remain outstanding represented 70% of the Company’s issued and outstanding ordinary shares.

Nasdaq Notice of Non-Compliance With a Continued Listing Rule

On March 23, 2023, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company will have 180 calendar days (i.e., until September 19, 2023) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s ordinary shares must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company does not regain compliance with the rule by September 19, 2023, The Nasdaq Stock Market LLC will provide notice that the Company’s ordinary shares will be delisted from The Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal The Nasdaq Stock Market LLC’s determination. The Company is monitoring the MVLS of its ordinary shares and will consider options available to it to potentially achieve compliance. The Company’s securities are expected to continue to trade on The Nasdaq Capital Market during the 180-day period.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our IPO, and, subsequent to the IPO, the process of evaluating and pursuing an initial business combination. We have evaluated over 80 potential acquisition targets, including targets that were identified by our management, advisory partners and representatives. Over the course of such evaluations, we entered into 34 non-disclosure agreements and submitted eight non-binding indications of interest or letters of intent in connection with certain of these acquisition opportunities, including with Mobix Labs.

We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We have incurred, and expect that we will continue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net loss of approximately $776,000, which was driven by operating costs of approximately $1,260,000 and a loss of approximately $1,109,000 from the initial recognition of the PIPE Derivative Liability (as defined in Note 6 of the financial statements included in this Annual Report on Form 10-K and as described further in “—Critical Accounting Estimates—Derivative Financial Instruments”), partially offset by income of approximately $43,000 from the change in fair value of the PIPE Derivative Liability (see Note 6 of the financial statements), approximately $1,332,000 from the adjustment of the fair value of the Private Warrant liability and approximately $217,000 of interest earned on marketable securities held in the Trust Account.

From March 19, 2021 (inception) through December 31, 2021, we had net income of approximately $361,000, which consists of income of approximately $1,121,000 derived from the adjustment of the fair value of the Private Warrant liability and interest earned on marketable securities held in our Trust Account of approximately $3,000, partially offset by operating costs of approximately $763,000.

Subsequent to December 31, 2022, (1) on January 6, 2023, we obtained shareholder approval of the Second Extension. In connection with the Second Extension, Public Shareholders holding 96,991 Public Shares elected to exercise their right to redeem such shares and $1,004,600 was paid out of the Trust Account in connection with the redemptions; and (2) we have drawn down additional Working Capital Loans of $600,000 in fourth quarter of fiscal 2022 and January 2023. As of March 30, 2023, the Company had drawn down $962,000 under the Working Capital Loans. The Chairman of the board of directors of the Company or an entity affiliated with him and another existing investor in the Sponsor and/or persons affiliated with such investor provided the funds to the Sponsor for the foregoing Working Capital Loans. As of March 30, 2023, there were 856,042 remaining Public Shares, and the Trust Account had a total balance of $9,090,881.

Liquidity and Capital Resources

As of December 31, 2022, there were $9,835,409 in investments and cash held in the Trust Account, $175,788 of cash held outside the Trust Account available for working capital purposes and a working capital deficiency of $844,469. As of December 31, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

As of December 31, 2021, there was $80,002,777 in investments and cash held in the Trust Account and $240,706 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest will be net of taxes payable, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred, and expects to continue to incur, significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed in this Annual Report on Form 10-K. In addition, the Company has borrowed amounts under the Working Capital Loans described below to fund its working capital requirements and may continue to do so. The Company’s plans to consummate an initial business combination may not be successful or may not be successful before the required deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our liquidity needs to date have been satisfied through the $25,000 capital contribution to purchase Founder Shares by our Sponsor, the net proceeds from the consummation of the Private Placement not held in the Trust Account and loans from our Sponsor. In order to finance transaction costs in connection with a Transaction, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans, as defined and described below.

Until the consummation of the IPO, our only source of liquidity was our Sponsor’s purchase of Founder Shares and loans from our Sponsor. On July 22, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Warrant generating gross proceeds of $3,400,000. After the payment of underwriting discounts and commissions and $458,249 in expenses relating to the IPO, $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.

On July 14, 2022, the Company held an extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 to January 22, 2023 by amending the Company’s Existing Charter (the “First Extension Amendment”). The First Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the First Extension Amendment, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was deducted from the Trust Account to pay such holders. As a result of redemption payments and above-mentioned extensions, the Company deposited $31,450 (at a rate of $0.033 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by January 22, 2023.

At another extraordinary general meeting on January 6, 2023, our shareholders were asked to approve a further extension of the date by which we must consummate an initial business combination from January 22, 2023 to July 22, 2023. The proposal was approved, and certain of our shareholders holding 96,991 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $1,004,600 (approximately $10.36 per share) was deducted from the Trust Account to pay such holders. In connection with the Second Extension, we agreed to deposit $42,802 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by July 22, 2023.

As of March 30, 2023, the Company had deposited an aggregate of $317,107 in the Trust Account in connection with the First Extension Amendment and the Second Extension, and the Trust Account had a total balance of $9,090,881.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants. On June 20, 2022, the Sponsor provided the Company with a Working Capital Loan of $360,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company with a Working Capital Loan of $490,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor. On January 6, 2023, the Sponsor provided the Company with a

Working Capital Loan of $300,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor. Any Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company’s initial business combination and December 31, 2023. As of December 31, 2022, the Company had drawn down $662,000 under the Working Capital Loans.

Most recently on January 6, 2023, the Sponsor provided the Company with a Working Capital Loan of $300,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor. The Working Capital Loan under this promissory note is due on the earlier of five business days after the Company’s initial business combination and July 31, 2024. As of March 30, 2023, the Company had drawn down $962,000 under the Working Capital Loans, with the ability to draw down an additional $188,000 under those promissory notes.

Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our consolidated balance sheet, other than as described above under “—Working Capital Loans.”

In addition, pursuant to the Business Combination Marketing Agreement among the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, a marketing fee equal to 3.5% of the gross proceeds of the Chavant IPO will become payable to Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC only if the Company consummates a business combination. If a business combination does not occur, the Company will not be required to pay these contingent fees. There can be no assurances that the Company will complete a business combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Derivative Financial Instruments

We account for derivative instruments as either equity-classified or liability-classified instruments based on an assessment of the derivative instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the derivative instruments are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the derivative instruments meet all of the requirements for equity classification under ASC 815, including whether the derivative instruments are indexed to our own common stock, among other conditions for equity classification.

This assessment, which requires the use of professional judgment, is conducted at the time of issuance and/or as of each subsequent quarterly period end date while the financial instruments are outstanding. The PIPE Subscription Agreement contains embedded Make-Whole Features (as defined in Note 6 of the financial statements included in this Annual Report on Form 10-K). The PIPE Subscription Agreement, as a freestanding financial instrument, does not meet the definition of a liability pursuant to ASC 480 but is classified as a liability upon the application of ASC 815-40. As a result, the Company is required to measure the fair value of the PIPE Derivative Liability at the time the Company entered into the PIPE Subscription Agreement and at the end of each reporting period and is required to recognize the change in fair value in the Company’s operating results for the current period.  In order to capture the market conditions associated with the PIPE Derivative Liability, the Company used Level 3 inputs and applied an approach that incorporated a Monte Carlo simulation methodology, which involved future stock-price paths for the Adjustment Period VWAP (as defined in Note 6). Based on assumptions regarding probability of the closing of Business Combination and the terms for Make-Whole Features, the fair value of the PIPE Derivative Liability was determined based on the estimated Adjustment Period VWAP within each simulated path and by taking the average of the estimated Adjustment Period VWAP.  The key assumptions in the Monte Carlo model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. Please refer to Note 8 of the financial statements for key inputs used in the Monte Carlo model.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements provided by the JOBS Act for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, the JOBS Act permits us to rely on other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (United States) (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the IPO or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, namely our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the identification of material weaknesses in our internal control over financial reporting as described below. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weaknesses by enhancing our processes to identify and appropriately apply applicable accounting requirements and by increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements due to a lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses in our financial reporting processes as management did not design and maintain effective controls over:

1.	the calculation of earnings per share and classification of the reinvestment of interest and dividend income in the Trust Account in the statement of cash flows;
2.	complex accounting, specifically the accounting for the PIPE; and
3.	the review of third-party valuations.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Jiong Ma	59	Chief Executive Officer, President and Director
André-Jacques Auberton-Hervé	62	Chairman of the Board of Directors
Michael Lee	47	Chief Financial Officer
Karen Kerr	54	Director
Bernhard Stapp	67	Director
Patrick J. Ennis	59	Director

Dr. Jiong Ma has been our Chief Executive Officer and President since March 2021. Since November 2020, Dr. Ma has been a Venture Partner at Braemar Energy Ventures (“Braemar”), an energy- focused venture capital firm. From 2008 to October 2020, Dr. Ma served as Senior Partner and a member of the investment committee at Braemar. While at Braemar, Dr. Ma has led investments in more than 15 companies involved in either resource efficiency, e-mobility, industrial digitalization, renewable energy, or deep tech, and has achieved multiple successful exits through M&A and IPO. Dr. Ma currently serves on the board of Anavex Life Sciences Corp. (Nasdaq: AVXL), SES AI Corporation (NYSE: SES), and LinKinVax, a biotech company and a spin-off from the Vaccine Research Institute in France. She is an advisory board member of National Renewable Energy Labs, a national laboratory of the U.S. Department of Energy which develops solutions to transform the generation, consumption, storage, and distribution of energy. From 2004 to 2008, Dr. Ma was an investment professional with the venture capital arm of 3i, a global private equity firm, where she led investments across multiple stages in technology and media, digital health, and cleantech. From 1997 to 2004, Dr. Ma held numerous senior positions at Lucent Technologies and Nortel Networks, where she was responsible for portfolio strategy, product development and research and development. In 2000, Dr. Ma co-founded Onetta Inc., an optical networking company, which was acquired by Bookham Technology in 2004. Dr. Ma holds a PhD in Electrical and Computer Engineering from the University of Colorado at Boulder, an MS in Electrical Engineering from Worchester Polytechnic Institute, and a BS in Physics and Electrical Engineering from Lanzhou University in China. Dr. Ma is also a Kauffman Fellow.

Dr. André-Jacques Auberton-Hervé has served as the Chairman of our board of directors since July 2021. Dr. Auberton-Hervé serves as Chairman Emeritus of Soitec, a leader in Silicon-On-Insulator (SOI) technologies with a market capitalization of over $6 billion and a constituent company in the CAC Mid 60 Index, which he co-founded in 1992 out of a government laboratory and took public in Paris on the Euronext Stock Exchange in 1999. Serving for 23 years as Soitec’s President and Chief Executive Officer from July 1992 to January 2015, Dr. Auberton-Hervé was responsible for overseeing the company’s strategic, operational and financial activities that spanned across ten countries with five manufacturing facilities in Europe, Asia and the U.S. Dr. Auberton-Herve is the founder of 4A Consulting & Engineering, which provides strategic advice and consulting services with respect to renewable energy and digital innovation, and has served as its President and CEO since its founding in July 2015. Dr. Auberton-Hervé is co-founder of LinKinVax, a biotech company and a spin-off of the Vaccine Research Institute in France, and has served as President and CEO since its founding in November 2020. In 2016, he became an operating partner of C4 Ventures, a European venture capital fund founded by Pascal Cagni (VP & GM EMEIA, Apple Inc., 2000-2012). In February 2018, he founded ATAJ, a company that he manages and that operates as advisor to Sofinnova Partners, a French venture capital fund, and its Sofinnova IT FPCI fund. Since January 2018, Dr. Auberton-Hervé has served as Chairman of the board of Bionik Laboratories Corp. In 2013, Dr. Auberton-Hervé was elected as Chairman of International Board of Directors of SEMI, the preeminent global industry association representing the electronics manufacturing industries. Dr. Auberton-Hervé is a recipient of numerous industry accolades, including the Audacity in Creativity Award from French President Jacques Chirac and the INSEAD Entrepreneurship Prize. Dr. Auberton-Hervé holds a doctorate degree with distinction in Physics from Ecole Centrale de Lyon. He is also a knight of the French Legion d’Honneur and the Ordre national du Mérite.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq rules, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. Without giving effect to modifications to the composition of our board of directions in connection with the Proposed Mobix Labs Transaction, (i) the term of office of the first class of directors, consisting of Dr. Ennis and Dr. Stapp, will expire at our first annual general meeting, (ii) the term of office of the second class of directors, consisting of Dr. Auberton-Hervé and Dr. Kerr, will expire at the second annual general meeting; and (iii) the term of office of the third class of directors, consisting of Dr. Ma, will expire at the third annual general meeting.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to our directors, officers and employees. Our Code of Ethics and our audit committee and compensation committee charters are posted on our website at https://chavantcapital.com/investor-relations/. We intend to promptly disclose, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered to us, except that we pay and have paid New Highland, LLC, of which our Chief Financial Officer is the managing member, for consulting services and the preparation of our financial statements for the period commencing March 1, 2021 until the consummation of our initial business combination as follows: (i) $10,000 for the preparation of the financial statements included in the registration statement filed in connection with the IPO; (ii) $5,000 for the preparation of the financial statements filed in our Current Report on Form 8-K following the completion of the IPO; (iii) $5,000 for the preparation of financial statements for each of our Quarterly Reports on Form 10-Q; and (iv) $10,000 for the preparation of financial statements for each of our Annual Reports on Form 10-K. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that are made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. In addition, Dr. Ma is expected to serve on the board of directors of the combined company if the Proposed Mobix Labs Transaction is completed, and she may receive compensation in that capacity. We have not established any limit on the amount of such fees or other compensation that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary share of, on an as-converted basis;
●	each of our named executive officers and directors; and
●	all of our officers and directors as a group.

The following table is based on 2,856,042 ordinary shares outstanding at March 30, 2023. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

		Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned(2)	Shares
Chavant Capital Partners LLC (our Sponsor)(3)	1,580,813	55.3%
Jiong Ma(3)	1,580,813	55.3%
André-Jacques Auberton-Hervé	27,826	*
Michael Lee	24,348	*
Karen Kerr	24,348	*
Bernhard Stapp	24,348	*
Patrick J. Ennis	24,348	*
Polar Asset Management Partners Inc.(4)	320,000	11.2%
All officers, directors and director nominees as a group (six individuals)	1,706,031	59.7%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 445 Park Avenue, 9th Floor, New York, NY 10022.
(2)	Interests shown consist solely of Founder Shares.
(3)

Chavant Capital Partners LLC is the record holder of the shares reported herein. Jiong Ma is the sole member of Chavant Manager LLC, the manager of the Sponsor, and has voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Dr. Ma disclaims any beneficial ownership of the shares held by the Sponsor, except to the extent of her pecuniary interest therein.

(4)

According to a Schedule 13G/A filed on February 13, 2023, on behalf of Polar Asset Management Partners Inc., the aforementioned entity has beneficial ownership of the securities reported above and the business address of such entity is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On April 7, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001 (the “Founder Shares”), for which the Sponsor paid $25,000. The Sponsor agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On June 25, 2021, the Sponsor sold an aggregate of 422,581 of such Founder Shares to the underwriters for a purchase price of $3,675. On July 19, 2021, the Company reduced the offering size of the IPO and 575,000 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares. As a result, a total of 2,000,000 Founder Shares remain outstanding, which represent 70.0% of the Company’s issued and outstanding ordinary shares (after giving effect to the redemptions in July 2022 and January 2023 in connection with the two special meetings related to approval of extensions to complete the Company’s initial business combination). All share and per share amounts have been retroactively restated. In connection with the Proposed Mobix Labs Transaction, a new amended and restated registration rights and lock up agreement is expected to supersede the foregoing arrangements.

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

Private Warrants

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Representative Designees Private Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Representative Designees, the Company completed the private sale of 3,400,000 warrants (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) to the Sponsor and the Representative Designees at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $3,400,000. The Private Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the Private Warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts and commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the Public Shareholders and the Private Warrants will expire worthless.

Registration Rights

The holders of Founder Shares and Private Warrants will be entitled to registration rights pursuant to a registration rights agreement dated July 19, 2021. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Proposed Mobix Labs Transaction, a new amended and restated registration rights and lock-up agreement is expected to supersede the foregoing arrangements.

Administrative Services

The Company pays the Sponsor $10,000 per month for office space, and secretarial and administrative services provided to members of the Company’s management team. Upon completion of a business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Notes

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants. On April 7, 2021, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000 to cover formation and operating expenses related to the IPO.

The outstanding balance of $129,602 as of June 30, 2021 was repaid on July 22, 2021. On June 20, 2022, the Sponsor provided the Company with a Working Capital Loan of $360,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company with a Working Capital Loan of $490,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor. On January 6, 2023, the Sponsor provided the Company with a Working Capital Loan of $300,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor. As of December 31, 2022, the Company had drawn down $662,000 under the Working Capital Loans. The Chairman of the board of directors of the Company or an entity affiliated with him and another existing investor in the Sponsor and/or persons affiliated with such investor provided the funds to the Sponsor for the foregoing Working Capital Loans.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to BDO USA, LLP (“BDO”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by BDO for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021 totaled $119,000 and $101,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay BDO any audit-related fees for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO any tax fees for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay BDO any other fees for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company below.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

CHAVANT CAPITAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (BDO USA, LLP; New York, New York; PCAOB ID#243)	F-2

Financial Statements:

Balance Sheets as of December 31, 2022 and 2021	F-3

Statements of Operations for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-4

Statements of Changes in Shareholders’ Deficit and Ordinary Shares Subject to Redemption for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021

F-5

Statements of Cash Flows for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Chavant Capital Acquisition Corp.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chavant Capital Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and ordinary shares subject to possible redemption, and cash flows for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, and its cash flows for the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2023

CHAVANT CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$175,788	$240,706
Prepaid expenses	—	432,591
Total Current Assets	175,788	673,297
Investment held in trust account	9,835,409	80,002,777
TOTAL ASSETS	$10,011,197	$80,676,074

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$358,257	$69,002
Promissory note - due to sponsor	662,000	—
Total Current Liabilities	1,020,257	69,002
Warrant liability	335,240	1,667,262
PIPE Derivative Liability	1,065,297	—
Total Liabilities	2,420,794	1,736,264
Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 953,033 and 8,000,000 shares subject to possible redemption at redemption value of $10.22 and $10.00 per share as of December 31, 2022 and 2021, respectively	9,735,409	80,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding (1)	200	200
Additional paid-in capital	30	30
Accumulated deficit	(2,145,236)	(1,060,420)
Total Shareholders’ Deficit	(2,145,006)	(1,060,190)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$10,011,197	$80,676,074
(1)	875,000 ordinary shares were surrendered to the Company during year 2021 for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		From March 19, 2021
	Year ended	(inception) through
	December 31, 2022	December 31, 2021
General and administrative expense	$1,140,064	$702,456
Administrative expense-related party	120,000	60,000
Loss from operations	(1,260,064)	(762,456)
Other income:
Gain from change in fair value of warrant liability	1,332,022	1,120,738
Interest earned on marketable securities held in trust account	217,210	2,777
Day one loss in PIPE Derivative Liability	(1,108,709)	—
Gain from change in fair value of PIPE Derivative Liability	43,412	—
Total other income	483,935	1,123,515
(Loss) Income before income taxes	(776,129)	361,059
Income tax expense	—	—
Net (Loss) Income	$(776,129)	$361,059
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	4,795,078	4,527,778
Basic and diluted net income (loss) per ordinary share subject to redemption	$(0.10)	$0.38

Weighted average ordinary shares outstanding of non-redeemable ordinary shares (1)	2,000,000	1,868,056
Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.16)	$(0.73)
(1)	875,000 ordinary shares were surrendered to the Company for cancellation for no consideration, resulting in 2,000,000 ordinary shares outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 7).

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT AND ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

			Shareholders’ Equity (Deficit)
	Ordinary Shares subject				Additional		Total
	to possible redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares	—	—	2,300,000	200	24,800	—	25,000
Issuance of Public Shares and Public Warrants in initial public offering	8,000,000	75,140,000	—	—	4,860,000	—	4,860,000
Offering costs allocation	—	(1,933,210)	—	—	(125,039)	—	(125,039)
Cash proceeds received in excess of fair value for Private Placement Warrants	—	—	—	—	612,000	—	612,000
Accretion to ordinary shares subject to redemption (Deemed dividend)	—	6,793,210	—	—	(5,371,731)	(1,421,479)	(6,793,210)
Forfeiture of Founder Shares in connection with the expiration of overallotment option	—	—	(300,000)	—	—	—	—
Net income	—	—	—	—	—	361,059	361,059
Balance – December 31, 2021	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Redemption of ordinary shares	(7,046,967)	(70,573,278)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	308,687	—	—	—	(308,687)	(308,687)
Net loss	—	—	—	—	—	(776,129)	(776,129)
Balance – December 31, 2022	953,033	$9,735,409	2,000,000	$200	$30	$(2,145,236)	$(2,145,006)

The accompanying notes are an integral part of the financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		From March 19,
		2021 (inception)
	Year ended	through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net Income	$(776,129)	$361,059
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	—	(2,777)
Day one loss in PIPE Derivative Liability	1,108,709	—
Change in fair value of warrant liabilities	(1,332,022)	(1,120,738)
Change in fair value of PIPE Derivative Liability	(43,412)	—
Changes in operating assets and liabilities:
Prepaid expenses	432,591	(432,591)
Accrued expenses	289,255	69,002
Net cash used in operating activities	(321,008)	(1,126,045)
Cash Flows from Investment Activities:
Cash withdrawn from Trust Account in connection with redemption	70,573,278	—
Reinvest interest earned on marketable securities held in trust account	(217,210)	—
Investment of cash in Trust Account	(188,700)	(80,000,000)
Net cash provided by (used in) investing activities	70,167,368	(80,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units in initial public offering, net of underwriting discounts paid	—	78,400,000
Redemption of ordinary shares subject to possible redemption	(70,573,278)	—
Proceeds from sale of Private Placement Warrants	—	3,400,000
Proceeds from promissory note - due to sponsor	662,000	129,602
Repayment of promissory note - due to sponsor	—	(129,602)
Payment of offering costs	—	(458,249)
Net cash (used in) provided by financing activities	(69,911,278)	81,366,751

Net Change in Cash	(64,918)	240,706
Cash - Beginning of period	240,706	—
Cash - End of period	$175,788	$240,706
Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$308,687	$6,793,210

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On November 15, 2022, the Company and Mobix Labs, Inc. (“Mobix Labs”) entered into a business combination agreement, by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “Proposed Mobix Labs Transaction”). The Proposed Mobix Labs Transaction may be terminated by the Company and/or Mobix Labs under certain circumstances at any time prior to the closing as further described in Note 6 - Commitments and Contingencies. If the Proposed Mobix Labs Transaction occurs, the combined company will be named Mobix Labs, Inc., and its common stock and warrants are expected to be listed on Nasdaq. In connection with the Proposed Mobix Labs Transaction, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to purchase 3,000,000 shares of Class A Common Stock at $10.00 per share for an aggregate amount of $30,000,000 (the “PIPE”), subject to, among other things, the approval of the Proposed Mobix Labs Transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the business combination agreement, including a Form S-4 registration statement being declared effective by the SEC. See Note 6 for further discussion of the accounting for the PIPE, including the embedded Make-Whole Features, as defined and described in such note.

Financing

The Company’s Sponsor is Chavant Capital Partners LLC, a Delaware limited liability company (the “Sponsor”). The registration statement pursuant to which the Company registered its securities offered in the IPO was declared effective on July 19, 2021.On April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares (the “Founder Shares”) for a purchase price of $25,000, or approximately $0.009 per share. On June 25, 2021, the Sponsor sold an aggregate of 422,581 of such Founder Shares to the underwriters for a purchase price of $3,675.

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

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 3,400,000 warrants (each, a “Private Warrant” and collectively, the “Private Warrants” and, together with the Public Warrants, the “Warrants”) at an average price of $1.00 per Private Warrant to the Sponsor and the underwriters, generating total gross proceeds of $3,400,000 (the “Private Placement”).

Trust Account

Following the closing of the IPO on July 22, 2021, an amount of $80,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in the trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (as amended, the “Investment Company Act”) which invest only in direct U.S. government treasury obligations.

On July 14, 2022, the Company held an Extraordinary General Meeting (the “Meeting”) of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial Business Combination from July 22, 2022 to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) (such amendment, the “First Extension Amendment”). The First Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the First Extension Amendment, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was deducted from the Trust Account to pay such holders. As a result of redemption payments and above-mentioned extensions, the Company deposited $31,450 (at a rate of $0.033 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a Business Combination by the Extended Date. As of December 31, 2022, the Company deposited an aggregate of $188,700 in the Trust Account which were funded by the promissory notes issued to the Sponsor.

On January 6, 2023, the Company held an extraordinary general meeting of shareholders and obtained shareholder approval of the extension of the Business Combination period to July 22, 2023 (“Second Extension”). In connection with the meeting, Public Shareholders holding 96,991 Public Shares elected to exercise their right to redeem such shares and $1,004,600 was paid out of the Trust Account in connection with the redemptions. In connection with the approval of the extension amendment, the Company made an initial deposit into the Trust Account of $42,802 (at a rate of $0.05 per non-redeeming Public Share per month) and will continue to deposit $42,802 for each subsequent monthly period, or portion thereof, that is needed by the Company to complete a Business Combination by July 22, 2023. As of March 30, 2023, the Company had deposited an aggregate of $317,107 in the Trust Account in connection with the First Extension Amendment and the Second Extension, and the Trust Account had a total balance of approximately $9,090,881.

The funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of any of Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to redeem 100% of the Public Shares if we do not complete our initial Business Combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial Business Combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) the redemption of the Public Shares if we are unable to complete the Proposed Mobix Labs Transaction or another or any other initial Business Combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Initial Business Combination

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of taxes payable) at the time of the signing of a definitive agreement to enter into an initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940.

The Company will provide holders (the “Public Shareholders”) of its ordinary shares sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the Proposed Mobix Labs Transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Proposed Mobix Labs Transaction, whether they participate in or abstain from voting, or whether they were a shareholder on the record date for the general meeting held to approve the Proposed Mobix Labs Transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company has entered into a letter agreement with its Initial Shareholders, pursuant to which the Initial Shareholders have agreed to not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

Liquidation

On July 14, 2022, the Company obtained shareholder approval to extend the date by which the Company must consummate an initial Business Combination from July 22, 2022 to January 22, 2023. On January 6, 2023, the Company obtained shareholder approval to further extend the date to July 22, 2023.

If the Company is unable to complete the Proposed Mobix Labs Transaction or any other initial Business Combination by the Second Extended Date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

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

Liquidity and Capital Resources; Going Concern

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of 2,000,000 Founder Shares (Note 7). Subsequent to the consummation of the IPO, the Company’s liquidity needs have been satisfied through the net proceeds from the Private Placement held outside of the Trust Account and the proceeds of the loans described below.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

As of December 31, 2022, the Company has drawn down $662,000 under the Working Capital Loans (as defined in Note 5). The Company anticipates that the cash held outside of the Trust Account in the amount of $175,788 as of December 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial Business Combination as discussed above. There is no assurance that the Company's plans to consummate an initial Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in money market funds which invest only in U.S. Treasury Securities. The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of December 31, 2022 and 2021, the Company had $9,835,409 and $80,002,777 in investments held in the Trust Account, respectively. At the Meeting on July 14, 2022, shareholders holding 7,046,967 ordinary shares exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account and $70,573,278 was removed from the Trust Account to pay such holders. At the meeting on January 6, 2023, shareholders holding 96,991 ordinary shares exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account and $1,004,600 (approximately $10.36 per ordinary share) was removed from the Trust Account to pay such holders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for warrants based on an assessment of specific terms and applicable authoritative guidance in the FASB’s ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging.” The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Private Warrants where not all of the shareholders also receive cash, the Private Warrants do not meet the criteria for equity treatment thereunder; as such, the Private Warrants must be recorded as derivative liability.

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

The Company’s Public Warrants (Note 7) are accounted for as equity, and the Private Warrants (Note 4) are accounted for as liabilities. The Private Warrants were recorded at fair value as of July 22, 2021, the closing date of the IPO, and are re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption (“Public Shares”) in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders' equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 953,033 and 8,000,000 ordinary shares subject to possible redemption, respectively, are presented, at redemption value, as temporary equity, outside of the shareholders' deficit section of the Company’s balance sheet.

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

In connection with the extension of the Business Combination period on July 14, 2022, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares. As a result, $70,573,278 was paid out of the Trust Account in connection with the redemptions. For the year ended December 31, 2022, the Company recorded an accretion of $188,700 (extension funds deposited into the Trust Account) and $119,987 (interest income over $100,000) and $308,687 was recorded in accumulated deficit.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815.  For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

The PIPE Derivative Liability is comprised of the Make-Whole Features (as defined in Note 6). The PIPE Derivative Liability meets the criteria for derivative liability classification. As such, the PIPE Derivative Liability is recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability are recognized as non-cash gain or loss on the statements of operations. The fair value of the derivative liability is discussed in Note 8.

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

There were no unrecognized tax benefits as of December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from March 19, 2021 (inception) through December 31, 2021 and for the year ended December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. While the Company is not expected to be subject to United States taxation (other than as a result of a Business Combination involving a U.S. target), the Company may become subject to United States taxation if it were or deemed to be engaged in a United States trade or business.  Any interest payable in respect of U.S. debt obligations (if any)

held by the Trust Account is intended to qualify for the portfolio interest exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares forfeited. The Company has not considered the effect of (1) the 9,400,000 ordinary shares issuable upon exercise of the Public Warrants and Private Warrants, and (2) the PIPE in the calculation of diluted loss per share, since the exercise of such Warrants and PIPE are contingent upon the occurrence of future events and the inclusion of such Warrants and PIPE would be anti-dilutive. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per share.

As of December 31, 2022, the Company has 953,033 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the year ended, December 31, 2022, earnings and losses are adjusted for the effects of accretion to ordinary shares subject to possible redemption and are allocated pro rata, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share presented in the statements of operations is based on the following:

		From March 19, 2021
	For the Year ended	(inception) through
	December 31, 2022	December 31, 2021
Net loss from inception to IPO date in year 2021	$—	$(85,612)
Net income from IPO date to year-end (total loss from inception to 12/31/2021) less the loss from inception to IPO)	—	446,671
Net income (loss)	$(776,129)	$361,059
Accretion of temporary equity to redemption value	(308,687)	(6,793,210)
Net income (loss) including accretion of temporary equity to redemption value	$(1,084,816)	$(6,432,151)

	For the Year ended		From March 19, 2021 (inception) through
	December 31, 2022		December 31, 2021
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:
Total number of shares	4,795,078	2,000,000	8,000,000	2,000,000
Ownership percentage	71%	29%	80%	20%

Numerator:
Allocation of net loss - inception to IPO date	$—	$—	$—	$(85,612)
Allocation of net income - IPO date to year end (allocated based on ownership percentage)	—	—	357,337	89,334
Total net income allocation	$—	$—	$357,337	$3,722
Net income (loss) including accretion of temporary equity to redemption value	(765,521)	(319,295)	(5,434,568)	(1,358,642)
Plus: Accretion applicable to the redeemable class	308,687	—	6,793,210	—
Allocation of net income (loss)	$(456,834)	$(319,295)	$1,715,979	$(1,354,920)

Denominator:
Weighted-average shares outstanding	4,795,078	2,000,000	4,527,778	1,868,056
Basic and diluted net income (loss) per share:	$(0.10)	$(0.16)	$0.38	$(0.73)

Risks and Uncertainties

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

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company incurred offering costs of $2,058,249, consisting of $1,600,000 of underwriting discounts and commissions and $458,249 of costs related to the IPO.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and the underwriters purchased an aggregate of 3,400,000 Private Warrants at an average price of $1.00 per Private Warrant, for an aggregate purchase price of $3,400,000. Each Private Warrant will entitle the holder to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment (see Note 7). The proceeds from the Private Warrants and the proceeds from the IPO, less underwriting discounts and commissions, were placed in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Private Warrant Liability

The Company accounts for the Private Warrants as liabilities as the number of shares used to calculate the settlement amount are not fixed. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a

Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On June 20, 2022, the Sponsor provided the Company with a Working Capital Loan of $360,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor. On July 18, 2022, the Sponsor provided the Company with a Working Capital Loan of $490,000 and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor. Any Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company's initial Business Combination and December 31, 2023.

As of December 31, 2022, the Company had drawn down $662,000 under the Working Capital Loans.

On January 6, 2023, the Sponsor provided the Company with an additional Working Capital Loan of $300,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor to fund the Company's ongoing working capital requirements and to fund a portion of the amounts that the Company has agreed to deposit into the Company's Trust Account as a result of obtaining shareholder approval of the extension amendment proposal (See Note 9). The Working Capital Loan under this promissory note is due on the earlier of five business days after the Company's initial Business Combination and July 31, 2024.

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

For the year ended December 31, 2022 and for the period from March 19, 2021 (inception) through December 31, 2021 the Company incurred expenses of $120,000 and $60,000 under this agreement, respectively, of which $80,000 and $10,000 are included in accrued expenses as of December 31, 2022 and 2021, respectively.

Note 6 — Commitments and Contingencies

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on July 19, 2021, the holders of Founder Shares, Private Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights, requiring the Company to register such securities for resale. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters received a cash underwriting discounts and commissions of 2.0% of the gross proceeds of the IPO, or $1,600,000.

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

Proposed Mobix Labs Transaction

The obligations of the Company and Mobix Labs to consummate the Proposed Mobix Labs Transaction are subject to the satisfaction or waiver of certain customary conditions to closing, including, among other things: (i) the expiration or termination of all applicable waiting periods (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the Company having at least $5,000,001 of net tangible assets after giving effect to the PIPE Investment in accordance with the terms of the PIPE Subscription Agreement and following the exercise by Public Shareholders of their redemption rights, (iii) approval by the required shareholders of the Company of the business combination agreement and the Proposed Mobix Labs Transaction, (iv) the absence of any law enacted or order issued or threatened in writing by a governmental authority having the effect of restricting or making the Proposed Mobix Labs Transaction illegal or otherwise prohibiting, restricting or making illegal the consummation of  the Proposed Mobix Labs Transaction, (v) shareholder approval of  the Company to extend the time period  for it to consummate a Business Combination from January 22, 2023 to July 22, 2023, which shareholder approval has been obtained, (vi) the performance or compliance in all material respects by the parties with all of the agreements and covenants required to be performed by such party under the business combination agreement on or prior to the closing date, (vii) the resignation of certain officers and directors of  the Company and Mobix Labs and (viii) the execution and delivery of  the amended and restated registration rights agreement.

The business combination agreement may be terminated by the Company and/or Mobix Labs under certain circumstances at any time prior to the closing, notwithstanding any requisite approval and adoption of the business combination agreement and the Proposed Mobix Labs Transaction by the Mobix Labs stockholders or the Company, including, among others, (i) by the Company or Mobix Labs if the Closing has not occurred on or before July 22, 2023, (ii) by the Company if any Mobix Labs stockholder litigation is commenced or threatened in writing by a Mobix Labs stockholder at any time prior to the effective time and (iii) by the Company if Mobix Labs’ PCAOB audited financial statements were not delivered to the Company, in form and substance reasonably satisfactory to the Company, on or before December 15, 2022 (which right to terminate the business combination agreement under this clause (iii) is required to be exercised before the date of the initial public filing of the registration statement on Form S-4 relating to the Proposed Mobix Labs Transaction with the SEC).

PIPE Subscription Agreement

Pursuant to the PIPE Subscription Agreement, the Company has agreed and shall use its commercially reasonable efforts to file an SEC registration statement registering the shares of Class A Common Stock acquired by the PIPE Investor (the “PIPE Resale Registration Statement”) for public resale within 45 days of closing.

The Company also agreed to issue additional shares of Class A Common Stock to the PIPE Investor (the “Make-Whole Features”) in the event that the volume weighted average price per share of the Class A Common Stock during the 30-day period commencing on the date that is 30 days after the date on which the PIPE Resale Registration Statement is declared effective (the “Adjustment Period VWAP”) is less than $10.00 per share. In such case, the PIPE Investor will be entitled to receive a number of shares of Class A Common Stock equal to the product of (x) the number of shares of Class A Common Stock issued to the PIPE Investor at the closing of the subscription and held by the PIPE Investor through the date that  is 30 days after the effective date of the PIPE Resale Registration Statement multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP and (B) the denominator of which is the Adjustment Period VWAP.  In the event that the Adjustment Period VWAP is less than $7.00, the Adjustment Period VWAP will be deemed to be $7.00.

The Company evaluated the accounting treatment for PIPE Subscription Agreement, which contains embedded Make-Whole Features, in accordance with ASC 480 and ASC 815 and has determined to account for the PIPE Subscription Agreement as a freestanding financial instrument and as a liability. The Company has concluded that, although the PIPE Subscription Agreement does not meet the definition of a liability under ASC 480, the PIPE Subscription Agreement should be classified as a liability (the “PIPE Derivative Liability”) upon the application of ASC 815-40 because (i) the number of additional shares issuable pursuant to the Make-Whole Features depends on whether there is an effective PIPE Resale Registration Statement (i.e., the Adjustment Period VWAP described above cannot be determined until the PIPE Resale Registration Statement has been declared effective) and (ii) an effective registration statement is not an input to the fair value option model for a fixed-for-fixed forward, which precludes the PIPE Subscription Agreement from being considered indexed to the Company’s own stock under Step 2 of the indexation guidance contained in ASC 815-40-15-7.  As a result, the Company is required to measure the fair value of the PIPE Derivative Liability at the time the Company entered into the PIPE Subscription Agreement and at the end of each reporting period and is required to recognize the change in fair value in the Company’s operating results for the current period (See Note 8).

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There currently are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares and a total of 2,000,000 Founder Shares outstanding as of December 31, 2022 and 2021 All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of December 31, 2022 and 2021, there were 953,033 and 8,000,000 ordinary shares issued in the IPO which are subject to possible redemption, respectively

Public Warrants

The Company will not issue fractional Public Warrants, and only whole Public Warrants trade. The Public Warrants will become exercisable on 30 days after the completion of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of a Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years from the closing of a Business Combination.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants in whole and not in part;

●	at a price of $0.01 per Public Warrant;
●	at any time after the Public Warrants become exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination), for any 20 trading days within a 30-day trading period commencing after the Public Warrants become exercisable and ending on the third business day prior to the notice of redemption to Public Warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such Public Warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant Agreement. The exercise price and number of ordinary shares issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and ordinary shares issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

As of December 31, 2022 and 2021, assets held in the Trust Account were comprised of $9,835,409 and $80,002,777, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$9,835,409	1	$80,002,777
Liabilities:
PIPE Derivative Liability-Make-Whole Features	3	$1,065,297	—	$—
Warrant Liability	2	$335,240	3	$1,667,262

The Private Warrants are considered to be a Level 2 fair value measurement as of December 31, 2022 and are valued the same as the Public Warrants which are traded on the market.  Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants ($680,000) was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2022, as the transfer of Private Warrants to anyone who is not a permitted transferee would result in the

Private Warrants having substantially the same terms as the Public Warrants, and the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. Other than as described above, there were no other transfers to/from Level 3 during the year ended December 31, 2022 and the period from March 7, 2021 (inception) to December 31, 2021.

The Private Warrants were considered a Level 3 fair value measurement prior to December 31, 2021, using a Monte-Carlo simulation model. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility (10.50%) of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate (1.19%) is based on the U.S. Treasury rate matching the expected term of the Private Warrants. The expected life of the Private Warrant is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding fair value measurement inputs for the Private Warrants at measurement dates for Level 3 fair value measurement:

	July 22, 2021	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.39	$9.84
Volatility	16.8%	10.50%
Expected term	5.0	5.0
Risk-free rate	0.71%	1.19%
Dividend yield	0%	0%

The PIPE Derivative Liability was accounted for as a liability in accordance with ASC 815-40 and is presented within current liabilities on the balance sheet as of December 31, 2022. The PIPE Derivative Lability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations.

The Make-Whole Features were, initially and as of December 31, 2022, valued using a Monte-Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE Derivative Liability is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants and from historical volatility of the common stock of select peer companies of Mobix Labs and comparable ‘blank-check’ companies that recently completed the business combination.

The key inputs into the Monte-Carlo model for the PIPE Derivative Liability were as follows:

	November 15, 2022
Input	(Initial Measurement)	December 31, 2022
Historical 30-days VWAP* as of measurement date	$10.09	$10.19
Risk-free rate	4.47%	4.46%
Dividend yield	0%	0%
Volatility	2.21% and 64%	1.60% and 64.0%
Term (in years)	0.43	0.31
*Volume-Weighted Average Price

The following table presents the changes in the fair value of the PIPE Derivative Liability and the Private Warrant liability:

	Private Warrants	PIPE Derivative Liability
Fair value as of July 22, 2021 (inception)	$—	$—
Initial measurement	2,788,000	—
Change in fair value	(1,120,738)	—
Fair value as of December 31, 2021	$1,667,262	$—
Initial measurement on November 15, 2022	—	1,108,709
Change in fair value	(1,332,022)	(43,412)
Fair value as of December 31, 2022	$335,240	$1,065,297

Note 9 – Subsequent Events

Additional Working Capital Loan

On January 6, 2023, the Sponsor provided the Company with an additional Working Capital Loan of $300,000, and the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor. As of March 30, 2023, the Company had drawn down $962,000 under the Working Capital Loans (see Note 5).

Nasdaq Notice of Non-Compliance with a Continued Listing Rule

On March 23, 2023, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company will have 180 calendar days (until September 19, 2023) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s ordinary shares must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company does not regain compliance with the rule by September 19, 2023, The Nasdaq Stock Market LLC will provide notice that the Company’s ordinary shares will be delisted from The Nasdaq Capital Market. In the event of such notification, the Nasdaq Listing Rules permit the Company an opportunity to appeal The Nasdaq Stock Market LLC’s determination. The Company is monitoring the MVLS of its ordinary shares and will consider options available to it to potentially achieve compliance. The Company’s securities are expected to continue to trade on The Nasdaq Capital Market during the 180-day period.

Exhibit	Description

1.1	Business Combination Marketing Agreement, dated July 19, 2021, by and between the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, as representatives of the underwriters.

2.1

Business Combination Agreement, dated as of November 15, 2022, by and among Chavant, Merger Sub and Mobix Labs, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

3.1	Amended and Restated Memorandum and Articles of Association.

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-l, filed with the SEC on July 9, 2021).

4.2	Specimen Ordinary Share Certificate. (Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-l, filed with the SEC on July 9, 2021).

4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-l, filed with the SEC on July 9, 2021).

4.4

Warrant Agreement, dated July 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

4.5	Description of Securities.

10.1

Letter Agreement, dated July 19, 2021, by and among the Company, its executive officers, its directors, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees and Chavant Capital Partners LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

10.2

Investment Management Trust Agreement, dated July 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

10.3

Registration Rights Agreement, dated July 19, 2021, by and among the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, as representatives of the underwriters, and Chavant Capital Partners LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and Chavant Capital Partners LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021).

10.6

Administrative Services Agreement, dated July 26, 2021, by and between the Company and Chavant Capital Partners LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2021).

10.7

Sponsor Letter Agreement, dated as of November 15, 2022, by and among Chavant Capital Acquisition Corp., Chavant Capital Partners LLC, directors and officers of Chavant Capital Acquisition Corp., and Mobix Labs, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

10.8

Subscription Agreement, dated as of November 15, 2022, by and between Chavant Capital Acquisition Corp. and ACE SO4 Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

10.9	Promissory Note, dated June 20, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2022).

10.10	Promissory Note, dated July 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2022).

10.11	Promissory Note, dated January 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

21.1	List of Subsidiaries of Chavant.

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

March 31, 2023

CHAVANT CAPITAL ACQUISITION CORP.
By:	/s/ Jiong Ma
Name: Jiong Ma
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jiong Ma	Chief Executive Officer and Director	March 31, 2023
Jiong Ma	(Principal Executive Officer)

/s/ Michael Lee	Chief Financial Officer	March 31, 2023
Michael Lee	(Principal Financial and Accounting Officer)

/s/André-Jacques Auberton-Hervé	Chairman of the Board of Directors	March 31, 2023
André-Jacques Auberton-Hervé

/s/ Karen Kerr	Director	March 31, 2023
Karen Kerr

/s/ Patrick J. Ennis	Director	March 31, 2023
Patrick J. Ennis

/s/ Bernhard Stapp	Director	March 31, 2023
Bernhard Stapp