Form 10-Q
period 2023-03-31
Chavant Capital Acquisition Corp.
filed 2023-05-15
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

As of May 15, 2023, 2,856,042 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1

	Condensed Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit and Ordinary Shares Subject to Possible Redemption for three months ended March 31, 2023 and 2022 (Unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	29

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$105,038	$175,788
Total Current Assets	105,038	175,788
Investment held in trust account	9,092,522	9,835,409
TOTAL ASSETS	$9,197,560	$10,011,197

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$578,352	$358,257
Promissory note - due to sponsor	962,000	662,000
Total Current Liabilities	1,540,352	1,020,257
Warrant liability	102,000	335,240
PIPE derivative liability	1,281,465	1,065,297
Total Liabilities	2,923,817	2,420,794

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 856,042 and 953,033 shares subject to possible redemption at redemption value of $10.50 per share and $10.22 per share as of March 31, 2023 and December 31, 2022, respectively	8,992,522	9,735,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	30	30
Accumulated deficit	(2,719,009)	(2,145,236)
Total Shareholders’ Deficit	(2,718,779)	(2,145,006)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,197,560	$10,011,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	From the	From the
	three months ended	three months ended
	March 31,	March 31,
	2023	2022
General and administrative expense	$432,438	$354,876
Administrative expense-related party	30,000	30,000
Loss from operations	(462,438)	(384,876)
Other income:
Gain from change in fair value of warrant liability	233,240	987,262
Interest earned on marketable securities held in trust account	50,777	1,973
Unrealized gain on marketable securities held in trust account	82,529	—
Loss from change in fair value of PIPE derivative liability	(216,168)	—
Total other income	150,378	989,235
(Loss) Income before income taxes	(312,060)	604,359
Income tax expense	—	—
Net (Loss) Income	$(312,060)	$604,359
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	873,285	8,000,000
Basic and diluted net income per ordinary share subject to redemption	$0.10	$0.06

Weighted average ordinary shares outstanding of non-redeemable ordinary shares	2,000,000	2,000,000
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.20)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

AND ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

			Shareholders’ Equity (Deficit)
	Ordinary Shares subject to possible				Additional		Total
	redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2023	953,033	$9,735,409	2,000,000	$200	$30	$(2,145,236)	$(2,145,006)
Redemption of ordinary shares	(96,991)	(1,004,600)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	261,713	—	—	—	(261,713)	(261,713)
Net loss	—	—	—	—	—	(312,060)	(312,060)
Balance – March 31, 2023	856,042	$8,992,522	2,000,000	$200	$30	$(2,719,009)	$(2,718,779)

Balance – January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net income	—	—	—	—	—	604,359	604,359
Balance – March 31, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	From the three	From the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(312,060)	$604,359
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	—	(1,973)
Unrealized Gain on marketable securities held in trust account	(82,529)	—
Change in fair value of warrant liability	(233,240)	(987,262)
Change in fair value of PIPE derivative liability	216,168	—
Changes in operating assets and liabilities:
Prepaid expenses	—	194,568
Accrued expenses	220,095	68,724
Net cash used in operating activities	(191,566)	(121,584)

Cash Flows from Investment Activities:
Proceeds from sale of investments in marketable securities	9,866,284	—
Investment in marketable securities	(9,040,868)	—
Net cash provided by investing activities	825,416	—

Net cash from Financing Activities:
Redemption of ordinary shares subject to possible redemption	(1,004,600)	—
Proceeds from promissory note - due to sponsor	300,000	—
Net cash used in financing activities	(704,600)	—

Net Change in Cash	(70,750)	(121,584)
Cash - Beginning of period	175,788	240,706
Cash - End of period	$105,038	$119,122
Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$261,713	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Chavant Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 19, 2021. The Company was formed for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, identifying a target company for a business combination and negotiation and preparation of documentation relating to the Proposed Mobix Labs Transaction (as defined below). The Company will not generate any operating revenues until after the completion of a business combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On November 15, 2022, the Company and Mobix Labs, Inc., a Delaware corporation (“Mobix Labs”), entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company (the “Proposed Mobix Labs Transaction”). In connection with the Proposed Mobix Labs Transaction, the Company will take the steps necessary to transfer its registration from the Cayman Islands to the State of Delaware (the “Domestication”), where it will then immediately incorporate as a Delaware corporation. The Company will also issue one share of Class A Common Stock in exchange for and on conversion in connection with the Domestication of each ordinary share outstanding immediately prior to the Domestication and will issue a warrant exercisable for one share of Class A Common Stock in exchange for and on conversion in connection with the Domestication of each warrant outstanding immediately prior to the Domestication.

The Proposed Mobix Labs Transaction may be terminated by the Company and/or Mobix Labs under certain circumstances at any time prior to the closing. If the Proposed Mobix Labs Transaction occurs, the combined company will be named Mobix Labs, Inc., and its common stock and warrants are expected to be listed on Nasdaq. In connection with the Proposed Mobix Labs Transaction, the Company entered into a subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which the PIPE Investor agreed to purchase 3,000,000 shares of Class A Common Stock at $10.00 per share for an aggregate amount of $30,000,000 (the “PIPE”), subject to, among other things, the approval of the Proposed Mobix Labs Transaction by the Company’s shareholders and the satisfaction of the conditions set forth in the Business Combination Agreement, including a Form S-4 registration statement being declared effective by the SEC. See Note 5 for further discussion of the accounting for the PIPE, including the embedded Make-Whole Features, as defined and described in such note.

On April 7, 2023, the Company, Mobix Labs and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement, pursuant to which, the parties have agreed, among other things, that certain securities issued subsequent to March 26, 2023, referred to as “Post-March 26 Financing Securities,” will not be included in the calculation of the “Company Fully Diluted Number” under the Business Combination Agreement, with the effect that the Per Share Exchange Ratio (as defined in the Business Combination Agreement) will not be reduced on account of such issuances. “Post-March 26 Financing Securities” are defined in the Amendment No. 1 as any shares of (i) common stock of Mobix Labs or (ii) common stock of Mobix Labs issuable upon exercise or conversion of warrants, convertible instruments or convertible debt of Mobix Labs, in each case, where such securities were issued for cash and in accordance with Sections 6.01(b)(iii) and (xix) of the Business Combination Agreement, as a result of, or in connection with, any private placement entered into by Mobix Labs after March 26, 2023. Except with the consent of the Company (which consent shall not be unreasonably conditioned, withheld or delayed), Mobix Labs must use the proceeds of the issuance of any Post-March 26 Financing Securities to finance the ongoing business operations of Mobix Labs or to pay transaction expenses. In addition, Amendment No. 1 extended the outside date under the Business Combination Agreement from July 22, 2023 to November 22, 2023.

Nasdaq Notice of Non-Compliance with a Continued Listing Rule

On March 23, 2023, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for the Company’s Public Shares

(as defined below) was below the $35,000,000 minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company will have 180 calendar days (until September 19, 2023) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s Public Shares must be at least $35,000,000 for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company does not regain compliance with the rule by September 19, 2023, The Nasdaq Stock Market LLC will provide notice that the Company’s Public Shares will be delisted from The Nasdaq Capital Market. In the event of such notification, the Nasdaq Listing Rules permit the Company an opportunity to appeal The Nasdaq Stock Market LLC’s determination. The Company is monitoring the MVLS of its ordinary shares and will consider options available to it to potentially achieve compliance. The Company’s securities are expected to continue to trade on The Nasdaq Capital Market during the 180-day period.

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

On July 22, 2021, the Company consummated its IPO of 8,000,000 units (each, a “Unit” and collectively, the “Units”), at $10.00 per Unit, generating gross proceeds of $80,000,000 and incurring offering costs of $2,058,249. The Company granted the underwriters a 45-day option to purchase up to an additional 1,200,000 Units at the IPO price to cover over-allotments, if any. On September 5, 2021, the over-allotment option expired unexercised and an aggregate of 300,000 Founder Shares was forfeited, resulting in 2,000,000 Founder Shares remaining outstanding.

Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 3,400,000 warrants (collectively, the “Private Warrants” and together with the Public Warrants (as defined below), the “Warrants”) at an average price of $1.00 per Private Warrant to the Sponsor and the underwriters, generating total gross proceeds of$3,400,000 (the “Private Placement”).

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

On July 14, 2022, the Company held an Extraordinary General Meeting of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 (which is 12 months from the closing of the IPO) to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “First Extension Amendment”). The First Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the First Extension Amendment, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was withdrawn from the Trust Account to pay such holders. As a result of the redemption payments and above mentioned extension, the Company deposited $31,450 (at a rate of $0.033 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by the Extended Date. As of December 31, 2022, the Company deposited an aggregate of $188,700 in the Trust Account which were funded by the promissory notes issued to the Sponsor.

On January 6, 2023, the Company held an extraordinary general meeting of shareholders and obtained shareholder approval of the extension of the Combination Period to July 22, 2023 (“Second Extension”). In connection with the meeting, Public Shareholders holding 96,991 Public Shares elected to exercise their right to redeem such shares and $1,004,600 was paid out of the Trust Account in connection with the redemptions. In connection with the approval of the extension amendment, the Company made an initial deposit into the Trust Account of $42,802 (at a rate of $0.05 per non-redeeming Public Share per month) and will continue to deposit $42,802 for each subsequent monthly period, or portion thereof, that is needed by the Company to complete business combination by July 22, 2023. As of March 31, 2023, the Company had deposited an aggregate of $317,107 in the Trust Account in connection with the First Extension and the Second Extension Amendments, and the Trust Account had a total balance of $9,092,522.

The funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the initial business combination ; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of the Public Shares if we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

The Company will provide holders (the “Public Shareholders”) of its ordinary shares sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a general meeting called to approve a business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of business combination and a majority of the shares voted are voted in favor of a business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the Proposed Mobix Labs Transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a shareholder on the record date for the general meeting held to approve the Proposed Mobix Labs Transaction. If the Company seeks shareholder approval in connection with a business combination, the Company’s initial shareholders, Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a business combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination.

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

The Company’s Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Company’s Initial Shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm and the Company’s legal counsel, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

As of March 31, 2023, the Company has drawn down $962,000 of Working Capital Loans from the Sponsor (see Note 4).The Company anticipates that the cash held outside of the Trust Account in the amount of $105,038 as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that the Company’s plans to consummate an initial business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2023.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” other than the warrant liability and the PIPE derivative liability (as defined in Note 5), approximate the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

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

Cash Equivalents

Cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury Securities with maturities of six months or shorter. The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for warrants based on an assessment of specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Private Warrants where not all of the shareholders also receive cash, the Private Warrants do not meet the criteria for equity treatment thereunder; as such, the Private Warrants must be recorded as a derivative liability.

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

The Company’s Public Warrants are accounted for as equity and Private Warrants are accounted for as a liability. The Private Warrants were recorded at fair value as of July 22, 2021, the closing date of the IPO, and are re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Public Shares in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 856,042 and 953,033 ordinary shares, respectively, subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

In connection with the extensions of the business combination period on July 14, 2022 and January 6, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares and 96,991 Public Shares, respectively. As a result, $70,573,278 and $1,004,600 were paid out of the Trust Account in connection with the redemptions, respectively. During the three months ended March 31, 2023, the Company recorded an accretion of $261,713 composed of $128,407 (extension funds deposited into the Trust Account) and $133,306 (total of interest income and unrealized gain exceeding the $100,000 that can be withheld to pay dissolution expenses), and $261,713 was recorded in accumulated deficit.

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

The PIPE derivative liability is comprised of the Make-Whole Features. The PIPE derivative liability meets the criteria for derivative liability classification. As such, the PIPE derivative liability is recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability are recognized in the statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

With respect to the accretion of ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, “Distinguishing Liabilities and Equity—Overall—SEC Materials,” the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

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

As of March 31, 2023, the Company has 856,042 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the three months ended March 31, 2023, earnings and losses are allocated pro rata based on the weighted average of ordinary shares outstanding for the respective period, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
Net (loss) income	$(312,060)		$604,359
Accretion of temporary equity to redemption value	(261,713)		—
Net (loss) income including accretion of temporary equity to redemption value	$(573,773)		$604,359

	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:	873,285	2,000,000	8,000,000	2,000,000
Ownership percentage	30%	70%	80%	20%
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$(174,388)	$(399,384)	$483,487	$120,872
Plus: Accretion applicable to the redeemable class	$261,713	—	—	—
Allocation of net income (loss)	$87,325	$(399,384)	$483,487	$120,872

Denominator:
Weighted-average shares outstanding	873,285	2,000,000	8,000,000	2,000,000
Basic and diluted net income (loss) per share:	$0.10	$(0.20)	$0.06	$0.06

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

Note 3 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor and the underwriters purchased an aggregate of 3,400,000 Private Warrants at an average price of $1.00 per Private Warrant, for an aggregate purchase price of $3,400,000. Each Private Warrant will entitle the holder to purchase one ordinary share at a price of $11.50 per full share, subject to adjustment. The proceeds from the Private Warrants and the proceeds from the IPO, less underwriting discounts and commissions, were placed in the Trust Account. If the Company does not complete a business combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Private Warrant Liability

The Company accounts for the Private Warrants as a liability as the number of shares used to calculate the settlement amount are not fixed. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations.

Note 4 – Related Party Transactions

Founder Shares

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

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On June 20, 2022, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. On July 18, 2022, the Company issued an additional unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. Any Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company’s initial business combination and December 31, 2023.

On January 6, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor, under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount, to fund the Company’s ongoing working capital requirements and to fund a portion of the amounts that the Company has agreed to deposit into the Company’s Trust Account as a result of obtaining shareholder approval of the extension amendment proposal. The Company drew down the full amount of the Working Capital Loans under such promissory note. The Working Capital Loan under this promissory note is due on the earlier of five business days after the Company’s initial business combination and July 31, 2024.

As of March 31, 2023 and December 31, 2022, the Company had drawn down $962,000 and $662,000, respectively, of Working Capital Loans under the promissory notes.

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

For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000 under the administrative services agreement, respectively, of which $90,000 and $80,000 are included in accrued expenses as of March 31, 2023 and December 31, 2022, respectively.

Note 5 — Commitments and Contingencies

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

Business Combination Marketing Agreement

At the closing of the IPO and in connection with a business combination, the Company and the underwriters entered into an agreement (the “Business Combination Marketing Agreement”), whereby the underwriters are to assist the Company in holding meetings with the Company’s shareholders to discuss potential business combination targets and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential business combination, provide financial advisory services to assist the Company in its efforts to obtain any shareholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. Pursuant to the Business Combination Marketing Agreement, the marketing fee payable to the representatives will be 3.5% of the gross proceeds of the IPO, or $2,800,000, upon the consummation of our business combination.

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

The Business Combination Agreement, as amended, may be terminated by the Company and/or Mobix Labs under certain circumstances at any time prior to the closing, notwithstanding any requisite approval and adoption of the Business Combination Agreement and the Proposed Mobix Labs Transaction by the Mobix Labs stockholders or the Company, including, among others, (i) by the Company or Mobix Labs if the Closing has not occurred on or before July 22, 2023, (ii) by the Company if any Mobix Labs stockholder litigation is commenced or threatened in writing by a Mobix Labs stockholder at any time prior to the effective time and (iii) by the Company if Mobix Labs’ PCAOB audited financial statements were not delivered to the Company, in form and substance reasonably satisfactory to the Company, on or before December 15, 2022 (which right to terminate the Business Combination Agreement under this clause (iii) was required to be exercised before the date of the initial public filing of the registration statement on Form S-4 relating to the Proposed Mobix Labs Transaction with the SEC, and which right the Company elected not to exercise prior to such filing date).

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

The Company evaluated the accounting treatment for PIPE Subscription Agreement, which contains embedded Make-Whole Features, in accordance with ASC 480 and ASC 815 and has determined to account for the PIPE Subscription Agreement as a freestanding financial instrument and as a liability. The Company has concluded that, although the PIPE Subscription Agreement does not meet the definition of a liability under ASC 480, the PIPE Subscription Agreement should be classified as a liability (the “PIPE derivative liability”) upon the application of ASC 815-40 because (i) the number of additional shares issuable pursuant to the Make-Whole Features depends on whether there is an effective PIPE Resale Registration Statement (i.e., the Adjustment Period VWAP described above cannot be determined until the PIPE Resale Registration Statement has been declared effective) and (ii) an effective registration statement is not an input to the fair value option model for a fixed-for-fixed forward, which precludes the PIPE Subscription Agreement from being considered indexed to the Company’s own stock under Step 2 of the indexation guidance contained in ASC 815-40-15-7. As a result, the Company was required to measure the fair value of the PIPE derivative liability as of the time the Company entered into the PIPE Subscription Agreement and is required to do so at the end of each reporting period and is required to recognize the change in fair value in the Company’s operating results for the current period (See Note 7).

Note 6 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. There currently are no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares and a total of 2,000,000 Founder Shares outstanding as of March 31, 2023 and December 31, 2022. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of March 31, 2023 and December 31, 2022, there were 856,042 and 953,033 ordinary shares issued in the IPO which are subject to possible redemption, respectively.

Public Warrants

The Company will not issue fractional Public Warrants and only whole Public Warrants will trade. The Public Warrants will become exercisable on 30 days after the completion of a business combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the Public Warrants is not effective within 120 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years from the closing of a business combination.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a business combination on the date of the consummation of a business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

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

Note 7 — Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$9,092,522	1	$9,835,409
Liabilities:
PIPE derivative liability-Make-Whole Features	3	$1,281,465	3	$1,065,297
Warrant liability	2	$102,000	2	$335,240

The Private Warrants are considered to be a Level 2 fair value measurement as of March 31, 2023 and are valued the same as the Public Warrants, which are traded on the market. Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants ($680,000) was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2022, as the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, and the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. Other than as described above, there were no other transfers to/from Level 3 during the three months ended March 31, 2023 and 2022.

The PIPE derivative liability was accounted for as a liability in accordance with ASC 815-40 and is presented within non-current liabilities on the balance sheets as of March 31, 2023 and December 31, 2022. The PIPE derivative liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statements of operations.

The Make-Whole Features were, initially and as of March 31, 2023, valued using a Monte-Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants and from historical volatility of the common stock of select peer companies of Mobix Labs and comparable “blank-check” companies that had recently completed the business combination.

The key inputs into the Monte-Carlo model for the PIPE derivative liability were as follows:

Input	March 31, 2023	December 31, 2022
Historical 30-days VWAP* as of measurement date	$10.69	$10.19
Risk-free rate	4.76%	4.46%
Dividend yield	—%	—%
Volatility	0.43% and 58.0%	1.60% and 64.0%
Term (in years)	0.55	0.31
*Volume-Weighted Average Price

The following table presents the changes in the fair value of the PIPE derivative liability and the Private Warrant liability:

	Private Warrants	PIPE Derivative Liability
Fair value as of December 31, 2021	$1,667,262	$—
Change in fair value	(987,262)	—
Fair value as of March 31, 2022	$680,000	$—
Change in fair value	(425,000)	—
Fair value as of June 30, 2022	$255,000	$—
Change in fair value	(119,000)	—
Fair value as of September 30, 2022	$136,000	$—
Initial measurement on November 15, 2022	—	1,108,709
Change in fair value	199,240	(43,412)
Fair value as of December 31, 2022	335,240	$1,065,297

Change in fair value	(233,240)	216,168
Fair value as of March 31, 2023	$102,000	$1,281,465

Note 8 – Subsequent Events

On April 3, 2023, the Company drew down an additional $60,000 of Working Capital Loans from the Sponsor under the existing promissory notes (see Note 4).

On April 7, 2023, the Company entered into Amendment No. 1 to the Business Combination Agreement, as discussed in Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	the anticipated benefits of the proposed business combination with Mobix Labs, Inc. (“Mobix Labs”) that we announced on November 16, 2022 (the “Proposed Mobix Labs Transaction”), upon the consummation of which, we will change our name to Mobix Labs, Inc. (“New Mobix Labs”);
●	the anticipated benefits of the Proposed Mobix Labs Transaction;
●	the anticipated costs associated with the Proposed Mobix Labs Transaction;
●	future capital requirements and sources and uses of cash;
●	New Mobix Labs’ financial and business performance following the Proposed Mobix Labs Transaction, including financial projections;
●	changes in New Mobix Labs’ strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	any other risks relating to the Proposed Mobix Transaction that we may describe in a future registration statement or proxy statement relating to that transaction;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Proposed Mobix Labs Transaction or any other initial business combination;
●	the ability of our officers and directors to generate other initial business combination opportunities if we are unable to complete the Proposed Mobix Labs Transaction or another initial business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and
●	the trust account not being subject to claims of third parties.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Initial Public Offering

On July 22, 2021, we consummated our IPO of 8,000,000 units. Each unit consists of one ordinary share (the “Public Shares” and such holders, the “Public Shareholders”) and three-fourths of one redeemable warrant (a “Public Warrant”). Each whole warrant entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $80,000,000. Prior to the consummation of the IPO, on April 7, 2021, the Company issued 2,875,000 ordinary shares, par value $0.0001 (the “Founder Shares”), for which the Sponsor paid $25,000. On June 25, 2021, the Sponsor sold an aggregate of 422,581 of such Founder Shares to the underwriters for a purchase price of $3,675.  On July 19, 2021, the Company reduced the offering size of the IPO and 575,000 Founder Shares were surrendered to the Company for cancellation for no consideration, resulting in 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares. As a result, a total of 2,000,000 Founder Shares remains outstanding and represents 20% of the Company’s issued and outstanding ordinary shares.

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Representative Designees Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the underwriters and their respective permitted designees, the Company completed the private sale of 3,400,000 warrants (the “Private Warrants”) to the Sponsor and the underwriters at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $3,400,000 (the “Private Placement”). The Private Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts and commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in the trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. We have obtained shareholder approval to extend the date by which we must consummate an initial business combination from July 22, 2022 to July 22, 2023, and funds were released from the Trust Account to redeem certain Public Shares in connection therewith and in connection with an earlier extension. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

As of March 31, 2023, there was $9,092,522 in investments and cash held in the Trust Account and $105,038 of cash held outside the Trust Account available for working capital purposes. As of March 31, 2023, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete the Proposed Mobix Labs Transaction or another initial business combination will be successful.

Proposed Mobix Labs Transaction

On November 15, 2022, the Company and Mobix Labs, a Delaware corporation, entered into a business combination agreement (the “Business Combination Agreement”), by and among the Company, Mobix Labs and CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Mobix Labs, with Mobix Labs surviving the merger as a wholly-owned direct subsidiary of the Company. In connection with the Proposed Mobix Labs Transaction, the Company will take the steps necessary to transfer its registration from the Cayman Islands to the State of Delaware (the “Domestication”), where it will then immediately incorporate as a Delaware corporation. The Company will also issue one share of Class A Common Stock in exchange for and on conversion in connection with the Domestication of each ordinary share outstanding immediately prior to the Domestication and will issue a warrant exercisable for one share of Class A Common Stock in exchange for and on conversion in connection with the Domestication of each warrant outstanding immediately prior to the Domestication.

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

On April 7, 2023, the Company, Mobix Labs and Merger Sub entered into Amendment No. 1 to the Business Combination Agreement, pursuant to which, the parties have agreed, among other things, that certain securities issued subsequent to March 26, 2023, referred to as “Post-March 26 Financing Securities,” will not be included in the calculation of the “Company Fully Diluted Number” under the Business Combination Agreement, with the effect that the Per Share Exchange Ratio (as defined in the Business Combination Agreement) will not be reduced on account of such issuances. “Post-March 26 Financing Securities” are defined in the Amendment No. 1 as any shares of (i) common stock of Mobix Labs or (ii) common stock of Mobix Labs issuable upon exercise or conversion of warrants, convertible instruments or convertible debt of Mobix Labs, in each case, where such securities were issued for cash and in accordance with Sections 6.01(b)(iii) and (xix) of the Business Combination Agreement, as a result of, or in connection with, any private placement entered into by Mobix Labs after March 26, 2023. Except with the consent of the Company (which consent shall not be unreasonably conditioned, withheld or delayed), Mobix Labs must use the proceeds of the issuance of any Post-March 26 Financing Securities to finance the ongoing business operations of Mobix Labs or to pay transaction expenses. In addition, Amendment No. 1 extended the outside date under the Business Combination Agreement from July 22, 2023 to November 22, 2023.

Nasdaq Notice of Non-Compliance With a Continued Listing Rule

On March 23, 2023, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for the Company’s ordinary shares was below the $35,000,000 minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company will have 180 calendar days (i.e., until

September 19, 2023) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s ordinary shares must be at least $35,000,000 for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company does not regain compliance with the rule by September 19, 2023, The Nasdaq Stock Market LLC will provide notice that the Company’s ordinary shares will be delisted from The Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal The Nasdaq Stock Market LLC’s determination. The Company is monitoring the MVLS of its ordinary shares and will consider options available to it to potentially achieve compliance. The Company’s securities are expected to continue to trade on The Nasdaq Capital Market during the 180-day period.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, the process of evaluating and pursuing an initial business combination. We have evaluated over 80 potential acquisition targets, including targets that were identified by our management, advisory partners and representatives. Over the course of such evaluations, we entered into 34 non-disclosure agreements and submitted eight non-binding indications of interest or letters of intent in connection with certain of these acquisition opportunities, including with Mobix Labs.

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

For the three months ended March 31, 2023, we had a net loss of approximately $312,000, which was driven by operating costs of approximately $462,000 and approximately $216,000 from the change in fair value of PIPE derivative liability, partially offset by approximately $233,000 from the change in the fair value of the warrant liability and approximately $133,000 of interest earned on marketable securities held in Trust Account and unrealized gain on marketable securities held in the Trust Account.

For the three months ended March 31, 2022, we had a net income of approximately $604,000, which consisted of approximately $987,000 derived from change in fair value of warrant liability and approximately $2,000 of interest earned on marketable securities held in the Trust Account, partially offset by operating costs of approximately $385,000.

Liquidity and Capital Resources

As of March 31, 2023, there were $9,092,522 in investments and cash held in the Trust Account, $105,038 of cash held outside the Trust Account available for working capital purposes and a working capital deficiency of $1,435,314. As of March 31, 2023, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest will be net of taxes payable, to complete our initial business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred, and expects to continue to incur, significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed in this report. In addition, the Company has borrowed the Working Capital Loans described below to fund its working capital requirements and may continue to do so. The Company’s plans to consummate an initial business combination may not be successful or may not be successful before the required deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Until the consummation of the IPO, our only source of liquidity was our Sponsor’s purchase of Founder Shares and loans from our Sponsor. On July 22, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Warrant, generating gross proceeds of $3,400,000. After the payment of underwriting discounts and commissions and $458,249 in expenses relating to the IPO, $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest.

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

As of March 31, 2023, the Company had deposited an aggregate of $317,107 in the Trust Account in connection with the First Extension Amendment and the Second Extension, and the Trust Account had a total balance of $9,092,522.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants. On June 20, 2022, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. On July 18, 2022, the Company issued an additional unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. Any Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company’s initial business combination and December 31, 2023.

Most recently on January 6, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The Company drew down the full amount of the Working Capital Loans under such promissory note. The Working Capital Loan under this promissory note is due on the earlier of five business days after the Company’s initial business combination and July 31, 2024.

As of March 31, 2023, the Company had drawn down $962,000 of Working Capital Loans under the promissory notes, with the ability to draw down an additional $188,000 under those promissory notes.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the following:

PIPE Investments Derivative Liability

The PIPE Subscription Agreement, as a freestanding financial instrument, is accounted for as a liability in accordance with ASC 815 and is presented as PIPE derivative liability on the March 31, 2023 balance sheet. The PIPE derivative liability was measured at fair value at inception and is measured at fair value on a recurring basis, which changes in fair value are presented within change in fair value of PIPE derivative liability in the statement of operations. In order to capture the market conditions associated with the PIPE derivative liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths for the Adjustment Period VWAP (as defined in the Business Combination Agreement). Based on assumptions regarding the probability of the closing of a business combination and the terms of the Make-Whole Features, the fair value of the PIPE derivative liability was determined based on the estimated Adjustment Period VWAP within each simulated path and by taking the average of the estimated Adjustment Period VWAPs. The key assumptions in the Monte Carlo model utilized were assumptions related to expected share-price volatility, expected term, the risk-free interest rate and the dividend yield. Please refer to Note 7 of the financial statements for key inputs used in the Monte Carlo model.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving their desired control objectives.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2023 and as described below, continue to exist as of March 31, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of March 31, 2023. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements due to a lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses in our financial reporting processes as management did not design and maintain effective controls over:

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Sponsor, and the Representatives’ Designees Private Placement Warrants Purchase Agreement, dated July 19, 2021, by and between the Company and the Representatives’ Designees, the Company completed the private sale of 3,400,000 warrants (the “Private Warrants”) to the Sponsor and the underwriters at a purchase price of $1.00 per Private Warrant, generating gross proceeds to the Company of $3,400,000. The Private Warrants are identical to the Public Warrants included as part of the Units sold in the IPO, except that the Private Warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the ordinary shares issuable upon exercise of the warrants), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We paid a total of $1,600,000 in underwriting discounts and commissions and $458,249 for other costs and expenses related to the IPO. Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, representatives of the several underwriters in the IPO, received a portion of the underwriting discounts and commissions related to the IPO.

Use of Proceeds

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the ordinary shares included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by July 22, 2023 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by July 22, 2023 (or by the end of any such extended period of time), subject to applicable law. We have obtained shareholder approval to extend the date by which we must consummate an initial business combination from July 22, 2022 to July 22, 2023, and funds were released from the Trust Account to redeem certain Public Shares in connection therewith and in connection with an earlier extension.

In connection with the extensions of the business combination period on July 14, 2022 and January 6, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares and 96,991 Public Shares, respectively. As a result, $70,573,278 and $1,004,600 were paid out of the Trust Account in connection with the redemptions, respectively. During the three months ended March 31, 2023, the Company recorded an accretion of $261,713 composed of $128,407 (extension funds deposited into the Trust Account) and $133,306 (total of interest income and unrealized gain exceeding the $100,000 that can be withheld to pay dissolution expenses), and $261,713 was recorded in accumulated deficit. As a result of redemption payments, the Company has 856,042 ordinary shares subject to redemption and balance of $9,092,522 in the Trust Account as of March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
2.1

Business Combination Agreement, dated as of November 15, 2022, by and among Chavant Capital Acquisition Corp., CLAY Merger Sub II, Inc. and Mobix Labs, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2022).

2.2

Amendment No. 1 to the Business Combination Agreement, dated as of April 7, 2023, by and among Chavant Capital Acquisition Corp., CLAY Merger Sub II, Inc. and Mobix Labs, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by the Company on April 10, 2023).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2023).
10.1	Promissory Note, dated January 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAVANT CAPITAL ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)