Form 10-Q
period 2023-06-30
Chavant Capital Acquisition Corp.
filed 2023-08-18
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

As of August 18, 2023, 2,778,912 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of June 30, 2023 and December 31, 2022	1

	Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	2

	Condensed Statements of Changes in Shareholders’ Deficit and Ordinary Shares Subject to Possible Redemption for the three and six months ended June 30, 2023 and 2022	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

	Signatures	31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$39,880	$175,788
Total Current Assets	39,880	175,788
Investment held in trust account	9,312,428	9,835,409
TOTAL ASSETS	$9,352,308	$10,011,197

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses - professional fee	$541,895	$—
Accrued expenses - others	268,205	358,257
Promissory note - due to sponsor	1,102,000	662,000
Total Current Liabilities	1,912,100	1,020,257
Warrant liability	136,340	335,240
PIPE derivative liability	1,288,218	1,065,297
Total Liabilities	3,336,658	2,420,794

Commitments and Contingencies

Ordinary shares subject to possible redemption
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 856,042 and 953,033 shares subject to possible redemption at redemption value of $10.76 per share and $10.22 per share as of June 30, 2023 and December 31, 2022, respectively	9,212,428	9,735,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	30	30
Accumulated deficit	(3,197,008)	(2,145,236)
Total Shareholders’ Deficit	(3,196,778)	(2,145,006)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$9,352,308	$10,011,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	From the three months ended	From the three months ended	From the six months ended	From the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
General and administrative expense	$278,500	$396,465	$710,938	$751,341
Administrative expense-related party	30,000	30,000	60,000	60,000
Loss from operations	(308,500)	(426,465)	(770,938)	(811,341)
Other income:
Change in fair value of warrant liability	(34,340)	425,000	198,900	1,412,262
Interest earned on marketable securities held in trust account	174,029	36,250	224,806	38,223
Unrealized loss on marketable securities held in trust account	(82,529)	—	—	—
Change in fair value of PIPE derivative liability	(6,753)	—	(222,921)	—
Total other income	50,407	461,250	200,785	1,450,485
(Loss) Income before income taxes	(258,093)	34,785	(570,153)	639,144
Income tax expense	—	—	—	—
Net (Loss) Income	$(258,093)	$34,785	$(570,153)	$639,144
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	856,042	8,000,000	864,616	8,000,000
Basic and diluted net income per ordinary share subject to redemption	$0.09	$0.00	$0.19	$0.06

Weighted average ordinary shares outstanding of non-redeemable ordinary shares	2,000,000	2,000,000	2,000,000	2,000,000
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.17)	$0.00	$(0.37)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

AND ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

			Shareholders’ Equity (Deficit)
	Ordinary Shares subject to possible				Additional		Total
	redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2023	953,033	$9,735,409	2,000,000	$200	$30	$(2,145,236)	$(2,145,006)
Redemption of ordinary shares	(96,991)	(1,004,600)	—	—	—	$—	—
Subsequent measurement of ordinary shares subject to redemption	—	261,713	—	—	—	$(261,713)	(261,713)
Net loss	—	—	—	—	—	$(312,060)	(312,060)
Balance -March 31, 2023	856,042	$8,992,522	2,000,000	$200	$30	$(2,719,009)	$(2,718,779)
Subsequent measurement of ordinary shares subject to redemption	—	219,906	—	—	—	$(219,906)	(219,906)
Net loss	—	—	—	—	—	$(258,093)	(258,093)
Balance -Jue 30, 2023	856,042	$9,212,428	2,000,000	$200	$30	$(3,197,008)	$(3,196,778)
Balance - January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net income	—	—	—	—	—	604,359	604,359
Balance -March 31, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)
Net income	—	—	—	—	—	34,785	34,785
Balance – June 30, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(421,276)	$(421,046)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CASH FLOWS

	From the six	From the six
	months ended	months ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(570,153)	$639,144
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(174,029)	(38,223)
Change in fair value of warrant liability	(198,900)	(1,412,262)
Change in fair value of PIPE derivative liability	222,921	—
Changes in operating assets and liabilities:
Prepaid expenses	—	389,137
Accrued expenses	451,843	163,066
Net cash used in operating activities	(268,318)	(259,138)

Cash Flows from Investment Activities:
Proceeds from sale of investments in marketable securities	28,340,982	—
Investment in marketable securities	(27,593,195)	—
Reinvest interest earned on marketable securities held in Trust Account	(50,777)	—
Net cash provided by investing activities	697,010	—

Net cash from Financing Activities:
Redemption of ordinary shares subject to possible redemption	(1,004,600)	—
Proceeds from promissory note - due to sponsor	440,000	150,000
Net cash (used in) provided by financing activities	(564,600)	150,000

Net Change in Cash	(135,908)	(109,138)
Cash - Beginning of period	175,788	240,706
Cash - End of period	$39,880	$131,568

Non-Cash investing and financing activities:
Accretion to ordinary shares subject to redemption	$481,619	$—

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, identifying a target company for a business combination and negotiation and preparation of documentation relating to the Proposed Mobix Labs Transaction (as defined below). The Company will not generate any operating revenues until after the completion of a business combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On July 14, 2022, the Company held an Extraordinary General Meeting of shareholders and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 (which was 12 months from the closing of the IPO) to January 22, 2023 (the “Extended Date”) by amending the Company’s amended and restated memorandum and articles of association (the “First Extension Amendment”). The First Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the First Extension Amendment, shareholders holding 7,046,967 Public Shares (as defined below) of the Company exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was withdrawn from the Trust Account to pay such holders. As a result of the redemption payments and above mentioned extension, the Company deposited $31,450 (at a rate of $0.033 per non-redeeming Public Share per month) for each subsequent monthly period needed by the Company to complete a business combination by the Extended Date. As of December 31, 2022, the Company had deposited an aggregate of $188,700 into the Trust Account, which was funded by the promissory notes issued to the Sponsor.

On January 6, 2023, the Company held an extraordinary general meeting of shareholders and obtained shareholder approval of the extension of the Combination Period to July 22, 2023 (“Second Extension”). In connection with the meeting, Public Shareholders holding 96,991 Public Shares elected to exercise their right to redeem such shares and $1,004,600 was paid out of the Trust Account in connection with the redemptions. In connection with the approval of the Second Extension, the Company made an initial deposit into the Trust Account of $42,802 (at a rate of $0.05 per non-redeeming Public Share per month) and continued to deposit $42,802 for each required subsequent monthly period. As of June 30, 2023, the Company had deposited an aggregate of $445,513 into the Trust Account in connection with the First Extension and the Second Extension, which amounts were funded by the promissory notes issued to the Sponsor, and the Trust Account had a total balance of $9,312,428.

On July 18, 2023, the Company held an extraordinary general meeting of shareholders and obtained shareholder approval of (i) the extension of the Combination Period to January 22, 2024 (“Third Extension” and, together with the First Extension and the Second Extension, the “Extensions”), and (ii) the amendment of the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to eliminate from the Amended and Restated Memorandum and Articles (a) the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination (collectively, the “Redemption Limitation”). In connection with the meeting, Public Shareholders holding 77,130 Public Shares elected to exercise their right to redeem such shares, and $841,808 was paid out of the Trust Account in connection with the redemptions. In connection with the approval of the Third Extension, the Company made an initial deposit into the Trust Account of $38,946 (at a rate of $0.05 per non-redeeming Public Share per month) and will continue to deposit $38,946 for each subsequent monthly period, or portion thereof, that is needed by the Company to complete business combination by January 22, 2024.

The funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination by January 22, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of the Public Shares if we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination by January 22, 2024 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

The Company will provide holders (the “Public Shareholders”) of its ordinary shares sold in the IPO (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a general meeting called to approve a business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account. These Public Shares were classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480,

“Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the Proposed Mobix Labs Transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a shareholder on the record date for the general meeting held to approve the Proposed Mobix Labs Transaction. If the Company seeks shareholder approval in connection with a business combination, the Company’s initial shareholders, Sponsor, officers and directors (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a business combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a business combination.

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

Liquidation

On July 14, 2022, the Company obtained shareholder approval to extend the date by which the Company must consummate an initial business combination from July 22, 2022 to January 22, 2023. On January 6, 2023, the Company obtained shareholder approval to further extend the date to July 22, 2023. On July 18, 2023, the Company obtained shareholder approval to further extend the date to January 22, 2024 and to eliminate the Redemption Limitation from the Amended and Restated Memorandum and Articles of Association.

If the Company is unable to complete the Proposed Mobix Labs Transaction or any other initial business combination by January 22, 2024 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete its initial business combination within the Combination Period.

The Company’s Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Company’s Initial Shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm and the Company’s legal counsel, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

As of June 30, 2023, the Company has drawn down $1,102,000 of Working Capital Loans from the Sponsor (see Note 4).The Company anticipates that the cash held outside of the Trust Account in the amount of $39,880 as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that the Company’s plans to consummate an initial business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash Equivalents

Cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023, the assets held in the Trust Account were held in cash and U.S. Treasury Securities with maturities of six months or shorter. The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in trust interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. For three months and six months ended June 30, 2023, unrealized loss on marketable securities held in the Trust Account was $82,529 and $0, respectively.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Public Shares in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 856,042 and 953,033 ordinary shares, respectively, subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

In connection with the extensions of the business combination period on July 14, 2022, January 6, 2023 and July 18, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares, 96,991 Public Shares and 77,130 Public Shares, respectively. As a result, $70,573,278, $1,004,600 and $841,808 were paid out of the Trust Account in connection with the redemptions, respectively. During the six months ended June 30, 2023, the Company recorded an accretion of $481,619, composed of $256,813 (extension funds deposited into the Trust Account) and $224,806 (interest income).

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

The PIPE derivative liability is comprised of the Make-Whole Features. The PIPE derivative liability meets the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the derivative liability are recognized in the statements of operations.

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

There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six months ended June 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of June 30, 2023, the Company had 856,042 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the six months ended June 30, 2023, earnings and losses are allocated pro rata based on the weighted average of ordinary shares outstanding for the respective period, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended		For the three months ended		For the six months ended		For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Net (loss) income	$(258,093)		$34,785		$(570,153)		$639,144
Accretion of temporary equity to redemption value	(219,906)		—		(481,619)		—
Net (loss) income including accretion of temporary equity to redemption value	$(477,999)		$34,785		$(1,051,772)		$639,144

	For the three months ended		For the three months ended		For the six months ended		For the six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:	856,042	2,000,000	8,000,000	2,000,000	864,616	2,000,000	8,000,000	2,000,000
Ownership percentage	30%	70%	80%	20%	30%	70%	80%	20%
Numerator:
Net (loss) income including accretion of temporary equity to redemption value	$(143,271)	$(334,728)	$27,828	$6,957	$(317,452)	$(734,320)	$511,315	$127,829
Plus: Accretion applicable to the redeemable class	$219,906	—	$—	—	$481,619	—	$—	—
Allocation of net income (loss)	$76,635	$(334,728)	$27,828	$6,957	$164,167	$(734,320)	$511,315	$127,829

Denominator:
Weighted-average shares outstanding	856,042	2,000,000	8,000,000	2,000,000	864,616	2,000,000	8,000,000	2,000,000
Basic and diluted net income (loss) per share:	$0.09	$(0.17)	$0.00	$0.00	$0.19	$(0.37)	$0.06	$0.06

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

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a business combination, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On June 20, 2022, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. On July 18, 2022, the Company issued an additional unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company’s initial business combination and December 31, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had drawn down $1,102,000 and $662,000, respectively, of the Working Capital Loans under the foregoing promissory notes. On July 18, 2023, the Company drew down an additional $48,000 resulting in aggregate of $1,150,000 of Working Capital Loans drawn down under the foregoing promissory notes.  If the Sponsor elected to convert the loans under the convertible promissory notes into Warrants at a price of $1.00 per warrant and such converted warrants were exercised at a price of $11.50 per share, a maximum of 1,150,000 shares of Class A Common Stock could be issued.

Additional Working Capital Loans

On June 22, 2023, the Company issued an unsecured non-convertible note in the aggregate principal amount of $500,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The promissory note bears interest at the rate of 10.0% per annum and is payable in full in cash upon the earlier of (i) the consummation of an initial business combination and (ii) one year from the date of issuance. As of June 30 2023, the Company had no drawn downs under this promissory note. The Chairman of the board of directors of the Company or an entity affiliated with the Chairman and the Chief Executive Officer of the Company provided or will provide the funds to the Sponsor for the Working Capital Loans under this promissory note.

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

For the three months ended June 30, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000 under the administrative services agreement, respectively.

For the six months ended June 30, 2023 and 2022, the Company incurred expenses of $60,000 and $60,000 under the administrative services agreement, respectively, of which $120,000 and $80,000 are included in accrued expenses as of June 30, 2023 and December 31, 2022, respectively.

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

The Business Combination Agreement, as amended, may be terminated by the Company and/or Mobix Labs under certain circumstances at any time prior to the closing, notwithstanding any requisite approval and adoption of the Business Combination Agreement and the Proposed Mobix Labs Transaction by the Mobix Labs stockholders or the Company, including, among others, (i) by the Company or Mobix Labs if the Closing has not occurred on or before November 22, 2023, (ii) by the Company if any Mobix Labs stockholder litigation is commenced or threatened in writing by a Mobix Labs stockholder at any time prior to the effective time and (iii) by the Company if Mobix Labs’ PCAOB audited financial statements were not delivered to the Company, in form and substance reasonably satisfactory to the Company, on or before December 15, 2022 (which right to terminate the Business Combination Agreement under this clause (iii) was required to be exercised before the date of the initial public filing of the registration statement on Form S-4 relating to the Proposed Mobix Labs Transaction with the SEC, and which right the Company elected not to exercise prior to such filing date).

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

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares and a total of 2,000,000 Founder Shares outstanding as of June 30, 2023 and December 31, 2022. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of June 30, 2023 and December 31, 2022, there were 856,042 and 953,033 ordinary shares issued in the IPO which are subject to possible redemption, respectively.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

Description	Level	June 30, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$9,312,428	1	$9,835,409
Liabilities:
PIPE Derivative Liability-Make-Whole Features	3	$1,288,218	3	$1,065,297
Warrant Liability	2	$136,340	2	$335,240

The Private Warrants are considered to be a Level 2 fair value measurement as of June 30, 2023 and are valued the same as the Public Warrants, which are traded on the market. Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants ($680,000) was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2022, as the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, and the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. Other than as described above, there were no other transfers to/from Level 3 during the six months ended June 30, 2023 and 2022.

The Make-Whole Features were, initially and as of June 30, 2023, valued using a Monte-Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants and from historical volatility of the common stock of select peer companies of Mobix Labs and comparable “blank-check” companies that had recently completed the business combination.

The key inputs into the Monte-Carlo model for the PIPE derivative liability were as follows:

	June 30, 2023	December 31, 2022
Historical 30-days VWAP* as of measurement date	$10.73	$10.19
Risk-free rate	5.46%	4.46%
Dividend yield	0%	0%
Volatility	5.7% to 54.4%	1.60% and 64.0%
Term (in years)	0.69	0.31
*Volume-Weighted Average Price

The following table presents the changes in the fair value of the PIPE derivative liability and the Private Warrant liability:

	Private Warrants	PIPE Derivative Liability
Fair value as of July 22, 2021 (inception)	$—	$—
Initial measurement	2,788,000	—
Change in fair value	(1,120,738)	—
Fair value as of December 31, 2021	$1,667,262	$—
Initial measurement on November 15, 2022	—	1,108,709
Change in fair value	(1,332,022)	(43,412)
Fair value as of December 31, 2022	$335,240	$1,065,297
Change in fair value	(198,900)	222,921
Fair value as of June 30, 2023	$136,340	$1,288,218

Note 8 – Subsequent Events

As of August 18, 2023, the Company had drawn down an aggregate of $1,250,000 of Working Capital Loans, of which $1,150,000 was drawn under convertible promissory notes and $100,000 under unsecured non-convertible notes (Note 4).

On July 18, 2023, at the Company’s extraordinary general meeting of shareholders, the Company’s shareholders approved a further extension of the date by which the Company must consummate an initial business combination from July 22, 2023 to January 22, 2024 and the elimination of the Redemption Limitation from the Amended and Restated Memorandum and Articles of Association. In connection with this meeting, certain of the Company’s shareholders holding 77,130 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $841,808 (approximately $10.91 per share) was deducted from the Trust Account to pay such holders. In connection with shareholder approval of the Third Extension, the Company agreed to deposit $38,946 (at a rate of $0.05 per non-redeeming Public Share per month) for each subsequent monthly period needed by the Company to complete a business combination by January 22, 2024.

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

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in the trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by January 22, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by January 22, 2024 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

After the payment of underwriting discounts and commissions and $458,249 in expenses relating to the IPO, $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. In connection with the extensions of the date by which the Company must consummate an initial business combination approved by our shareholders on July 14, 2022, January 6, 2023 and July 18, 2023, amounts were withdrawn from the Trust Account to redeem ordinary shares of our shareholders who exercised their right to redeem them, as described in “—Liquidity and Capital Resources” below. The remaining net proceeds deposited into the Trust Account are on deposit in the Trust Account earning interest.

As of June 30, 2023, there was $9,312,428 in investments and cash held in the Trust Account and $39,880 of cash held outside the Trust Account available for working capital purposes. As of June 30, 2023, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, the process of evaluating and pursuing an initial business combination. We have evaluated over 80 potential acquisition targets, including targets that were identified by our management, advisory partners and representatives. Over the course of such evaluations, we entered into 34 non-disclosure agreements and submitted eight non-binding indications of interest or letters of intent in connection with certain of these acquisition opportunities, including with Mobix Labs.

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

For the three months ended June 30, 2023, we had a net loss of approximately $258,000, which was driven by operating costs of approximately $309,000,  the change in the fair value of the warrant liability of approximately $34,000 and $83,000 of unrealized loss on marketable securities held in the Trust Account, partially offset by approximately $7,000 from the change in fair value of PIPE derivative liability and approximately $174,000 of interest earned on marketable securities held in the Trust Account.

For the six months ended June 30, 2023, we had a net loss of approximately $570,000, which was driven by operating costs of approximately $771,000 and approximately $223,000 from the change in fair value of PIPE derivative liability, partially offset by approximately $199,000 from the change in the fair value of the warrant liability and approximately $225,000 of interest earned on marketable securities held in the Trust Account.

For the three months ended June 30, 2022, we had a net income of approximately $35,000, which consisted of income of approximately $425,000 derived from the change in the fair value of warrant liabilities and interest earned on marketable securities held in our Trust Account of approximately $36,000, partially offset by operating costs of approximately $426,000.

For the six months ended June 30, 2022, we had a net income of approximately $639,000, which consisted of income of approximately $1,412,000 derived from the change in the fair value of warrant liabilities and approximately $38,000 of interest earned on marketable securities held in the Trust Account, partially offset by operating costs of approximately $811,000.

Liquidity and Capital Resources

As of June 30, 2023, there were $9,312,428 in investments and cash held in the Trust Account, $39,880 of cash held outside the Trust Account available for working capital purposes and a working capital deficiency of $1,872,219. As of June 30, 2023, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

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

The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred, and expects to continue to incur, significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed in this report. In addition, the Company has borrowed the Working Capital Loans described below to fund its working capital requirements and may continue to do so. The Company’s plans to consummate an initial business combination may not be successful or may not be successful before the required deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Until the consummation of the IPO, our only source of liquidity was our Sponsor’s purchase of Founder Shares and loans from our Sponsor. On July 22, 2021, we consummated the IPO of 8,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $80,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 3,400,000 Private Warrants to the Sponsor and the underwriters at a price of $1.00 per Private Warrant, generating gross proceeds of $3,400,000. After the payment of underwriting discounts and commissions and $458,249 in expenses relating to the IPO, $1,693,616 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account are on deposit in the Trust Account earning interest.

On July 14, 2022, the Company held an extraordinary general meeting and obtained shareholder approval of the extension of the date by which the Company must consummate an initial business combination from July 22, 2022 to January 22, 2023 by amending the Company’s Existing Charter (the “First Extension Amendment”). The First Extension Amendment became effective upon approval of the Company’s shareholders. In connection with the First Extension Amendment, shareholders holding 7,046,967 ordinary shares of the Company exercised their right to redeem their ordinary shares for a pro rata portion of the funds in the Trust Account. As a result, $70,573,278 was deducted from the Trust Account to pay such holders. As a result of redemption payments and above-mentioned extensions, the Company deposited $31,450 (at a rate of $0.033 per non-redeeming Public Share) for each subsequent monthly period.

At another extraordinary general meeting on January 6, 2023, our shareholders were asked to approve a further extension of the date by which we must consummate an initial business combination from January 22, 2023 to July 22, 2023. The proposal was approved, and certain of our shareholders holding 96,991 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $1,004,600 (approximately $10.36 per share) was deducted from the Trust Account to pay such holders. In connection with the Second Extension, we deposited $42,802 (at a rate of $0.05 per non-redeeming Public Share) for each required subsequent monthly period needed by the Company to complete a business combination by July 22, 2023.

At another extraordinary general meeting on July 18, 2023, our shareholders were asked to approve (i) a further extension of the date by which we must consummate an initial business combination from July 22, 2023 to January 22, 2024 and (ii) an amendment of the  Amended and Restated Memorandum and Articles of Association to eliminate from the Amended and Restated Memorandum and Articles (a) the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination (collectively, the “Redemption Limitation”).  In connection with this meeting, certain of our shareholders holding 77,130 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $841,808 (approximately $10.91 per share) was deducted from the Trust Account to pay such holders. In connection with the Third Extension, we agreed to deposit $38,946 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by January 22, 2024.

As of June 30, 2023, the Company had deposited an aggregate of $445,513 in the Trust Account in connection with the First Extension Amendment and the Second Extension, and the Trust Account had a total balance of $9,312,428.

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

On June 20, 2022, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $360,000 to the Sponsor under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date (December 31, 2023) up to such aggregate principal amount. On July 18, 2022, the Company issued an additional unsecured convertible promissory note in the aggregate principal amount of $490,000 to the Sponsor under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date (December 31, 2023) up to such aggregate principal amount. Any Working Capital Loans under the promissory notes issued on June 20, 2022 and July 18, 2022 are due on the earlier of five business days after the Company’s initial business combination and December 31, 2023.

More recently on January 6, 2023, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $300,000 to the Sponsor, under which the Company was permitted to draw down Working Capital Loans from time to time prior to the maturity date (July 31, 2024) up to such aggregate principal amount. The Company drew down the full amount of the Working Capital Loans under such promissory note. The Working Capital Loan under this promissory note is due on the earlier of five business days after the Company’s initial business combination and July 31, 2024.

As of June 30, 2023, the Company had drawn down $1,102,000 of Working Capital Loans under the promissory notes, with the ability to draw down an additional $548,000 under those promissory notes. On July 18, 2023, the Company drew down an additional $48,000 resulting in aggregate of $1,150,000 of Working Capital Loans drawn down under the foregoing promissory notes.

The Chairman of the board of directors of the Company or an entity affiliated with him and another existing investor in the Sponsor and/or persons affiliated with such investor provided funds to the Sponsor for the foregoing Working Capital Loans. If the Sponsor elected to convert the loans under the convertible promissory notes into Warrants at a price of $1.00 per warrant and such converted warrants were exercised at a price of $11.50 per share, a maximum of 1,150,000 shares of Class A Common Stock could be issued.

On June 22, 2023, the Company issued an unsecured non-convertible note in the aggregate principal amount of $500,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The promissory note bears interest at the rate of 10.0% per annum and is payable in full in cash upon the earlier of (i) the consummation of an initial business combination and (ii) one year from the date of issuance. As of August 18, 2023, the Company had drawn down $100,000 under this promissory note. The Chairman of the board of directors of the Company or an entity affiliated with the Chairman and the Chief Executive Officer of the Company provided or will provide the funds to the Sponsor for the Working Capital Loans under this promissory note.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our balance sheet, other than as described above under “Working Capital Loans.”

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

PIPE Investments Derivative Liability

The PIPE Subscription Agreement, as a freestanding financial instrument, is accounted for as a liability in accordance with ASC 815 and is presented as PIPE derivative liability on the June 30, 2023 and December 31,2022 balance sheets, respectively. The PIPE derivative liability was measured at fair value at inception and is measured at fair value on a recurring basis, which changes in fair value are presented within change in fair value of PIPE derivative liability in the statement of operations. In order to capture the market conditions associated with the PIPE derivative liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths for the Adjustment Period VWAP (as defined in the Business Combination Agreement). Based on assumptions regarding the probability of the closing of a business combination and the terms of the Make-Whole Features, the fair value of the PIPE derivative liability was determined based on the estimated Adjustment Period VWAP within each simulated path and by taking the average of the estimated Adjustment Period VWAPs. The key assumptions in the Monte Carlo model utilized were assumptions related to expected share-price volatility, expected term, the risk-free interest rate and the dividend yield. Please refer to Note 7 of the financial statements for key inputs used in the Monte Carlo model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continue to exist as of June 30, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of June 30, 2023. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements due to a lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses in our financial reporting processes as management did not design and maintain effective controls over:

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

On March 23, 2023, the Company received a notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the minimum MVLS for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under the MVLS Rule. In accordance with the Nasdaq Listing Rules, the Company will have 180 calendar days (i.e., until September 19, 2023) to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for the Company’s ordinary shares must be at least $35 million for a minimum of 10 consecutive business days at any time during this 180-day period. If the Company does not regain compliance with the rule by September 19, 2023, The Nasdaq Stock Market LLC will provide notice that the Company’s ordinary shares will be delisted from The Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit the Company an opportunity to appeal The Nasdaq Stock Market LLC’s determination. The Company is monitoring the MVLS of its ordinary shares and will consider options available to it to potentially achieve compliance, but it may be unable to do so. The Company’s securities are expected to continue to trade on The Nasdaq Capital Market during the 180-day period.

In light of redemptions in connection with the Company’s Third Extension and removal of the Redemption Limitation from our Amended and Restated Memorandum and Articles of Association, it may be more difficult to regain compliance with the MVLS Rule and the other Nasdaq listing rules.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Use of Proceeds

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in a trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any of the ordinary shares included in the Units sold in the IPO (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by January 22, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by January 22, 2024 (or by the end of any such extended period of time), subject to applicable law.

In connection with the extensions of the business combination period on July 14, 2022, January 6, 2023 and July 18, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares, 96,991 Public Shares and 77,130 Public Shares, respectively. As a result, $70,573,278, $1,004,600 and $841,808 were paid out of the Trust Account in connection with the redemptions, respectively. During the six months ended June 30, 2023, the Company recorded an accretion of $481,619 composed of $256,813 (extension funds deposited into the Trust Account) and $224,806 (total of interest income and unrealized gain exceeding the $100,000 that can be withheld to pay dissolution expenses), and $457,533 was recorded in accumulated deficit. As a result of redemption payments, the Company had 856,042 ordinary shares subject to redemption and balance of $9,312,428 in the Trust Account as of June 30, 2023.

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

3.1	Amended and Restated Memorandum and Articles of Association.
10.1	Promissory Note, dated June 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAVANT CAPITAL ACQUISITION CORP.

Date: August 18, 2023	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)