Form 10-Q
period 2023-09-30
Chavant Capital Acquisition Corp.
filed 2023-11-14
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

As of November 14, 2023, 2,778,912 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CHAVANT CAPITAL ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of September 30, 2023 and December 31, 2022	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2

	Condensed Statements of Changes in Shareholders’ Deficit and Ordinary Shares Subject to Possible Redemption for the three and nine months ended September 30, 2023 and 2022	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Signatures	33

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$7,525	$175,788
Prepaid expenses	9,648	—
Total Current Assets	17,173	175,788
Investment held in trust account	8,676,157	9,835,409
TOTAL ASSETS	$8,693,330	$10,011,197

LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses - professional fee	$511,829	$—
Accrued expenses - others	383,776	358,257
Promissory note - due to sponsor	1,350,000	662,000
Total Current Liabilities	2,245,605	1,020,257
Warrant liability	79,220	335,240
PIPE derivative liability	1,200,538	1,065,297
Total Liabilities	3,525,363	2,420,794

Commitments and Contingencies

Ordinary shares subject to possible redemption
Ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 778,912 and 953,033 shares subject to possible redemption at redemption value of $11.01 per share and $10.22 per share as of September 30, 2023 and December 31, 2022, respectively	8,576,157	9,735,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	30	30
Accumulated deficit	(3,408,420)	(2,145,236)
Total Shareholders’ Deficit	(3,408,190)	(2,145,006)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$8,693,330	$10,011,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
General and administrative expense	$209,376	$262,902	$920,314	$1,014,243
Administrative expense-related party	30,000	30,000	90,000	90,000
Loss from operations	(239,376)	(292,902)	(1,010,314)	(1,104,243)
Other income:
Change in fair value of warrant liability	57,120	119,000	256,020	1,531,262
Interest and dividend earned on marketable securities held in trust account	88,700	110,828	313,506	149,051
Change in fair value of PIPE derivative liability	87,680	—	(135,241)	—
Total other income	233,500	229,828	434,285	1,680,313
(Loss) Income before income taxes	(5,876)	(63,074)	(576,029)	576,070
Income tax expense	—	—	—	—
Net (Loss) Income	$(5,876)	$(63,074)	$(576,029)	$576,070
Weighted average ordinary shares outstanding of ordinary shares subject to redemption	793,164	2,331,787	840,537	6,089,833
Basic and diluted net income per ordinary share subject to redemption	$0.18	$0.01	$0.37	$0.08

Weighted average ordinary shares outstanding of non-redeemable ordinary shares	2,000,000	2,000,000	2,000,000	2,000,000
Basic and diluted net (loss) income per non-redeemable ordinary share	$(0.08)	$(0.05)	$(0.44)	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

AND ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

			Shareholders' Deficit
	Ordinary Shares subject to possible				Additional		Total
	redemption		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	953,033	$9,735,409	2,000,000	$200	$30	$(2,145,236)	$(2,145,006)
Redemption of ordinary shares	(96,991)	(1,004,600)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	261,713	—	—	—	(261,713)	(261,713)
Net loss	—	—	—	—	—	(312,060)	(312,060)
Balance -March 31, 2023	856,042	$8,992,522	2,000,000	$200	$30	$(2,719,009)	$(2,718,779)
Subsequent measurement of ordinary shares subject to redemption	—	219,906	—	—	—	(219,906)	(219,906)
Net loss	—	—	—	—	—	(258,093)	(258,093)
Balance -June 30, 2023	856,042	$9,212,428	2,000,000	$200	$30	$(3,197,008)	$(3,196,778)
Redemption of ordinary shares	(77,130)	(841,808)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	205,536	—	—	—	(205,536)	(205,536)
Net loss	—	—	—	—	—	(5,876)	(5,876)
Balance -September 30, 2023	778,912	$8,576,156	2,000,000	$200	$30	$(3,408,420)	$(3,408,190)
Balance - January 1, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(1,060,420)	$(1,060,190)
Net income	—	—	—	—	—	604,359	604,359
Balance -March 31, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(456,061)	$(455,831)
Net income	—	—	—	—	—	34,785	34,785
Balance -June 30, 2022	8,000,000	$80,000,000	2,000,000	$200	$30	$(421,276)	$(421,046)
Net loss	—	—	—	—	—	(63,074)	(63,074)
Redemption of ordinary shares	(7,046,967)	(70,573,278)	—	—	—	—	—
Subsequent measurement of ordinary shares subject to redemption	—	146,179	—	—	—	(146,179)	(146,179)
Balance – September 30, 2022	953,033	$9,572,901	2,000,000	$200	$30	$(630,529)	$(630,299)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHAVANT CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	From the nine	From the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(576,029)	$576,070
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(174,351)	(149,051)
Change in fair value of warrant liability	(256,020)	(1,531,262)
Change in fair value of PIPE derivative liability	135,241	—
Changes in operating assets and liabilities:
Prepaid expenses	(9,648)	432,591
Accrued expenses	537,348	243,506
Net cash used in operating activities	(343,459)	(428,146)

Cash Flows from Investment Activities:
Cash withdrawn from Trust Account in connection with redemption	—	70,573,278
Proceeds from sale of investments in marketable securities	29,182,796	—
Investment in marketable securities	(27,710,037)	—
Reinvest dividends income earned on marketable securities held in Trust Account	(139,155)	(94,351)
Net cash provided by (used in) investing activities	1,333,604	70,478,927

Net cash from Financing Activities:
Redemption of ordinary shares subject to possible redemption	(1,846,408)	(70,573,278)
Proceeds from promissory note - due to sponsor	688,000	362,000
Net cash used in financing activities	(1,158,408)	(70,211,278)

Net Change in Cash	(168,263)	(160,497)
Cash - Beginning of period	175,788	240,706
Cash - End of period	$7,525	$80,209

Non-Cash investing and financing activities:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	$313,506	$51,288
Extension Funds attributable to ordinary shares subject to redemption	$373,649	$94,351

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and its Initial Public Offering (“IPO”) which is described below, identifying a target company for a business combination and negotiation and preparation of documentation relating to the Proposed Mobix Labs Transaction (as defined below). The Company will not generate any operating revenues until after the completion of a business combination. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Nasdaq Notice of Non-Compliance with a Continued Listing Rule

On March 23, 2023, the Company received a notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the Market Value of Listed Securities (as defined in the Nasdaq Listing Rules) (“MVLS”) for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company had 180 calendar days (i.e., until September 19, 2023) to regain compliance with the MVLS Rule.

On August 24, 2023, the Company received a notice (the “Minimum Public Holders Notice”) from the Staff, notifying the Company that it currently does not have at least 300 Public Holders for continued listing on The Nasdaq Capital Market (the “Minimum Public Holders Rule” and, together with the MVLS Rule, the “Rules”)). The Minimum Public Holders Notice followed the Company’s communication to the Staff that it was not in compliance with the Minimum Public Holders Rule on August 18, 2023. The Minimum Public Holders Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule, which the Company submitted on October 9, 2023.

On September 20, 2023, the Company received a notice of a determination of delisting (the “First Delisting Notice”) from the Staff. The First Delisting Notice referenced the MVLS Notice and stated that the Company had not regained compliance with the MVLS Rule within the required 180-day period and that the ordinary shares and the other listed securities of the Company would be subject to delisting unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, on September 22, 2023, the Company submitted a request for a hearing before the Panel. On September 22, 2023, the Company received a letter from the Staff stating that a hearing had been scheduled for November 9, 2023 (the “Hearing”) and that the Staff’s delisting action referenced in the First Delisting Notice has been stayed pending a final written decision by the Panel.

On October 18, 2023, the Company received an additional notice of a determination of delisting (the “Second Delisting Notice”) from the Staff. The Second Delisting Notice referenced (i) the Hearing and (ii) the Company’s previously reported failure to satisfy the Minimum Public Holders Rule. The Second Delisting Notice stated that the Company’s failure to satisfy the Minimum Public Holders Rule serves as an additional basis for delisting the Company’s ordinary shares and other listed securities and notified the Company that the Panel would consider this matter at the Hearing in rendering a determination regarding the Company’s continued listing on Nasdaq. On October 20, 2023, the Company submitted a plan of compliance to the Staff with respect to the Minimum Public Holders Rule and the MVLS Rule in preparation for the Hearing.

On November 9, 2023, the Company presented to the Panel at the Hearing its plan for regaining compliance with the Rules and its request that the Panel grant additional time for the Company to regain compliance. The Panel has the authority to grant additional time not exceeding 180 days from the First Delisting Notice, or March 18, 2024, for the Company to demonstrate compliance with the Rules (the “Compliance Extension”). The Company expects that the Panel will issue its written decision regarding the Compliance Extension within 30 days of the date after the Hearing. While the Panel has the authority to grant the Compliance Extension, there can be no assurance that the Company will be granted such Compliance Extension or be able to regain or maintain compliance with Nasdaq listing standards.

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

On July 18, 2023, the Company held an extraordinary general meeting of shareholders and obtained shareholder approval of (i) the extension of the Combination Period to January 22, 2024 (“Third Extension” and, together with the First Extension and the Second Extension, the “Extensions”), and (ii) the amendment of the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to eliminate from the Amended and Restated Memorandum and Articles of Association (a) the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination (collectively, the “Redemption Limitation”). In connection with the meeting, Public Shareholders holding 77,130 Public Shares elected to exercise their right to redeem such shares, and $841,808 was paid out of the Trust Account in connection with the redemptions. In connection with the approval of the Third Extension, the Company made an initial deposit into the Trust Account of $38,946 (at a rate of $0.05 per non-redeeming Public Share per month) and will continue to deposit $38,946 for each subsequent monthly period, or portion thereof, that is needed by the Company to complete business combination by January 22, 2024.

As of September 30, 2023, the Company had deposited an aggregate of $562,350 into the Trust Account in connection with the First Extension, the Second Extension and the Third Extension, which amounts were funded by the promissory notes issued to the Sponsor, and the Trust Account had a total balance of $8,676,157.

The funds held in the Trust Account will not be released from the Trust Account until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial business combination by January 22, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of the Public Shares if we are unable to complete the Proposed Mobix Labs Transaction or any other initial business combination by January 22, 2024 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account have been , and will be, invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

As of September 30, 2023, the Company had drawn down $1,350,000 of Working Capital Loans from the Sponsor (see Note 4).The Company anticipates that the cash held outside of the Trust Account in the amount of $7,525 as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that the Company’s plans to consummate an initial business combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash Equivalents

Cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investment Held in Trust Account

The assets held in the Trust Account are held in cash and treasury securities with maturities of six months or shorter. The Company classifies its investment in money market funds as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its Public Shares in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares subject to possible redemption feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 778,912 and 953,033 ordinary shares, respectively, subject to possible redemption are presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

In connection with the extensions of the business combination period on July 14, 2022, January 6, 2023 and July 18, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares, 96,991 Public Shares and 77,130 Public Shares, respectively. As a result, $70,573,278, $1,004,600 and $841,808 were paid out of the Trust Account in connection with the redemptions, respectively. During the nine months ended September 30, 2023, the Company recorded an accretion of $687,155, composed of $373,649 (extension funds deposited into the Trust Account) and $313,506 (interest income).

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

The PIPE derivative liability is comprised of the Make-Whole Features. The PIPE derivative liability meets the criteria for derivative liability classification. As such, the PIPE derivative liability was recorded at its initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the PIPE derivative liability are recognized in the statements of operations.

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

There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine months ended September 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of September 30, 2023, the Company had 778,912 ordinary shares subject to possible redemption and 2,000,000 Founder Shares. For the nine months ended September 30, 2023, earnings and losses are allocated pro rata based on the weighted average of ordinary shares outstanding for the respective period, reflective of the respective participation rights, between the two classes of ordinary shares.

The net income (loss) per share (unaudited) presented in the statements of operations is based on the following:

	For the three months ended		For the three months ended		For the nine months ended		For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Net (loss) income	$(5,876)		$(63,074)		$(576,029)		$576,070
Accretion of temporary equity to redemption value	(205,536)		(146,179)		(687,155)		(146,179)
Net (loss) income including accretion of temporary equity to redemption value	$(211,412)		$(209,253)		$(1,263,184)		$429,891

	For the three months ended		For the three months ended		For the nine months ended		For the nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per share:	793,164	2,000,000	2,331,787	2,000,000	840,537	2,000,000	6,089,833	2,000,000
Ownership percentage	28%	72%	54%	46%	30%	70%	75%	25%
Numerator:
Net (loss) income including accretion of temporary equity to redemption value	$(60,034)	$(151,378)	$(112,640)	$(96,613)	$(373,786)	$(889,398)	$323,612	$106,279
Plus: Accretion applicable to the redeemable class	$205,536	—	$146,179	—	$687,155	—	$146,179	—
Allocation of net income (loss)	$145,502	$(151,378)	$33,539	$(96,613)	$313,369	$(889,398)	$469,791	$106,279

Denominator:
Weighted-average shares outstanding	793,164	2,000,000	2,331,787	2,000,000	840,537	2,000,000	6,089,833	2,000,000
Basic and diluted net income (loss) per share:	$0.18	$(0.08)	$0.01	$(0.05)	$0.37	$(0.44)	$0.08	$0.05

Risks and Uncertainties

Economic uncertainty in various global markets, including the U.S. and Europe, caused by political instability and conflict, such as Russia’s invasion of Ukraine and current armed conflict in Israel and the Gaza Strip, could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. As a result of Russia’s invasion of Ukraine, various nations, including the United States, have instituted economic sanctions against the Russian Federation. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

As of September 30, 2023 and December 31, 2022, the Company had drawn down $1,150,000 and $662,000, respectively, of Working Capital Loans under the foregoing convertible promissory notes.  If the Sponsor elected to convert the loans under the convertible promissory notes into Warrants at a price of $1.00 per warrant and such converted warrants were exercised at a price of $11.50 per share, a maximum of 1,150,000 shares of Class A Common Stock could be issued.

On June 22, 2023, the Company issued an unsecured non-convertible note in the aggregate principal amount of $500,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The promissory note bears interest at the rate of 10.0% per annum and is payable in full in cash upon the earlier of (i) the consummation of an initial business combination and (ii) one year from the date of issuance. As of September 30, 2023, the Company had drawn down $200,000 under this promissory note with the ability to draw down an additional $300,000 under this promissory note. The Chairman of the board of directors of the Company or an entity affiliated with the Chairman and the Chief Executive Officer of the Company provided or will provide the funds to the Sponsor for the Working Capital Loans under this promissory note.

Accordingly, as of September 30, 2023 and December 31, 2022, the Company had drawn down a total of $1,350,000 and $662,000, respectively, of Working Capital Loans under all of its convertible and non-convertible promissory notes.

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

For the three months ended September 30, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000 under the administrative services agreement, respectively.

For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of $90,000 and $90,000 under the administrative services agreement, respectively, of which $150,000 and $80,000 are included in accrued expenses – others as of September 30, 2023 and December 31, 2022, respectively.

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

Ordinary Shares

The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Prior to the consummation of the IPO, on April 7, 2021, the Sponsor purchased an aggregate of 2,875,000 ordinary shares. On July 19, 2021, the Company effected a cancellation of 575,000 Founder Shares, resulting in an aggregate of 2,300,000 Founder Shares outstanding. On September 5, 2021, the underwriters’ over-allotment option expired unexercised, resulting in the forfeiture of an additional 300,000 Founder Shares and a total of 2,000,000 Founder Shares outstanding as of September 30, 2023 and December 31, 2022. All shares and associated amounts have been retroactively restated to reflect the share cancellation. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders.

As of September 30, 2023 and December 31, 2022, there were 778,912 and 953,033 ordinary shares issued in the IPO which are subject to possible redemption, respectively.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

Description	Level	September 30, 2023	Level	December 31, 2022
Assets:
Investments held in Trust Account	1	$8,676,157	1	$9,835,409
Liabilities:
PIPE Derivative Liability-Make-Whole Features	3	$1,200,538	3	$1,065,297
Warrant Liability	2	$79,220	2	$335,240

The Private Warrants are considered to be a Level 2 fair value measurement as of September 30, 2023 and are valued the same as the Public Warrants, which are traded on the market. Transfers to/from Levels 1, 2 and 3 are recognized at the ending of the reporting period. The estimated fair value of the Private Warrants ($680,000) was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 31, 2022, as the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, and the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant. Other than as described above, there were no other transfers to/from Level 3 during the nine months ended September 30, 2023 and 2022.

The Make-Whole Features were, initially and as of September 30, 2023, valued using a Monte-Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the PIPE derivative liability is the expected volatility of the Company’s ordinary shares. The expected volatility of the Company’s ordinary shares was determined based on the implied volatility of the Public Warrants and from historical volatility of the common stock of select peer companies of Mobix Labs and comparable “blank-check” companies that had recently completed the business combination.

The key inputs into the Monte-Carlo model for the PIPE derivative liability were as follows:

	September 30, 2023	December 31, 2022
Historical 30-days VWAP* as of measurement date	$10.85	$10.19
Risk-free rate	5.54%	4.46%
Dividend yield	0%	0%
Volatility	9.3% to 44.1%	1.60% and 64.0%
Term (in years)	0.58	0.31

*Volume-Weighted Average Price

The following table presents the changes in the fair value of the PIPE derivative liability and the Private Warrant liability:

	Private Warrants	PIPE Derivative Liability
Fair value as of July 22, 2021 (inception)	$—	$—
Initial measurement	2,788,000	—
Change in fair value	(1,120,738)	—
Fair value as of December 31, 2021	$1,667,262	$—
Initial measurement on November 15, 2022	—	1,108,709
Change in fair value	(1,332,022)	(43,412)
Fair value as of December 31, 2022	$335,240	$1,065,297
Change in fair value	(256,020)	135,241
Fair value as of September 30, 2023	$79,220	$1,200,538

Note 8 – Subsequent Events

As described in Note 1, On October 18, 2023, the Company received an additional notice of a determination of delisting (the “Second Delisting Notice”) from the Staff. The Second Delisting Notice referenced (i) the Hearing and (ii) the Company’s previously reported failure to satisfy the Minimum Public Holders Rule. The Second Delisting Notice stated that the Company’s failure to satisfy the Minimum Public Holders Rule serves as an additional basis for delisting the Company’s ordinary shares and other listed securities and notified the Company that the Panel would consider this matter at the Hearing in rendering a determination regarding the Company’s continued listing on Nasdaq. On October 20, 2023, the Company submitted a plan of compliance to the Staff with respect to the Minimum Public Holders Rule and the MVLS Rule in preparation for the Hearing.

On November 9, 2023, the Company presented to the Panel at the Hearing its plan for regaining compliance with the Rules and its request that the Panel grant additional time for the Company to regain compliance. The Panel has the authority to grant additional time not exceeding 180 days from the First Delisting Notice, or March 18, 2024, for the Company to demonstrate compliance with the Rules (the “Compliance Extension”). The Company expects that the Panel will issue its written decision regarding the Compliance Extension within 30 days of the date after the Hearing. While the Panel has the authority to grant the Compliance Extension, there can be no assurance that the Company will be granted such Compliance Extension or be able to regain or maintain compliance with Nasdaq listing standards. As of November 14, 2023, the Company had drawn down an aggregate of $1,550,000 of Working Capital Loans, of which $1,150,000 was drawn under convertible promissory notes and $400,000 under unsecured non-convertible notes (Note 4).

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

After deducting the underwriting discounts and commissions and incurred offering costs, a total of $80,000,000 of the proceeds from the IPO and the proceeds of the sale of the Private Warrants was placed in the trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it does not complete its initial business combination by January 22, 2024 (or within any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our Amended and Restated Memorandum and Articles of Association) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) the redemption of the Company’s Public Shares if it is unable to complete its initial business combination by January 22, 2024 (or by the end of any such extended period of time), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders. The proceeds held in the Trust Account have been, and will be, invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations.

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

As of September 30, 2023, there was $8,676,157 in investments and cash held in the Trust Account and $7,525 of cash held outside the Trust Account available for working capital purposes.

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

Nasdaq Notice of Non-Compliance With a Continued Listing Rule

On March 23, 2023, the Company received a notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the Market Value of Listed Securities (as defined in the Nasdaq Listing Rules) (“MVLS”) for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company had 180 calendar days (i.e., until September 19, 2023) to regain compliance with the MVLS Rule.

On August 24, 2023, the Company received a notice (the “Minimum Public Holders Notice”) from the Staff, notifying the Company that it currently does not have at least 300 Public Holders for continued listing on The Nasdaq Capital Market (the “Minimum Public Holders Rule” and, together with the MVLS Rule, the “Rules”)). The Minimum Public Holders Notice followed the Company’s communication to the Staff that it was not in compliance with the Minimum Public Holders Rule on August 18, 2023. The Minimum Public Holders Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule, which the Company submitted on October 9, 2023.

On September 20, 2023, the Company received a notice of a determination of delisting (the “First Delisting Notice”) from the Staff. The First Delisting Notice referenced the MVLS Notice and stated that the Company had not regained compliance with the MVLS Rule within the required 180-day period and that the ordinary shares and the other listed securities of the Company would be subject to delisting unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, on September 22, 2023, the Company submitted a request for a hearing before the Panel. On September 22, 2023, the Company received a letter from the Staff stating that a hearing has been scheduled for November 9, 2023 (the “Hearing”) and that the Staff’s delisting action referenced in the First Delisting Notice has been stayed pending a final written decision by the Panel.

On October 18, 2023, the Company received an additional notice of a determination of delisting (the “Second Delisting Notice”) from the Staff. The Second Delisting Notice referenced (i) the Hearing and (ii) the Company’s previously reported failure to satisfy the Minimum Public Holders Rule. The Second Delisting Notice stated that the Company’s failure to satisfy the Minimum Public Holders Rule serves as an additional basis for delisting the Company’s ordinary shares and other listed securities and notified the Company that the Panel would consider this matter at the Hearing in rendering a determination regarding the Company’s continued listing on Nasdaq. On October 20, 2023, the Company submitted a plan of compliance to the Staff with respect to the Minimum Public Holders Rule and the MVLS Rule in preparation for the Hearing.

On November 9, 2023, the Company presented to the Panel at the Hearing its plan for regaining compliance with the Rules and its request that the Panel grant additional time for the Company to regain compliance. The Panel has the authority to grant additional time not exceeding 180 days from the First Delisting Notice, or March 18, 2024, for the Company to demonstrate compliance with the Rules (the “Compliance Extension”). The Company expects that the Panel will issue its written decision regarding the Compliance Extension within 30 days of the date after the Hearing. While the Panel has the authority to grant the Compliance Extension, there can be no assurance that the Company will be granted such Compliance Extension or be able to regain or maintain compliance with Nasdaq listing standards.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO and, subsequent to the IPO, the process of evaluating and pursuing an initial business combination. We have evaluated over 80 potential acquisition targets, including targets that were identified by our management, advisory partners and representatives. Over the course of such evaluations, we entered into 34 non-disclosure agreements and submitted eight non-binding indications of interest or letters of intent in connection with certain of these acquisition opportunities, including with Mobix Labs.

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

For the three months ended September 30, 2023, we had a net loss of approximately $6,000, which was driven by operating costs of approximately $239,000,  partially offset by the change in the fair value of the warrant liability of approximately $57,000, approximately $87,000 from the change in fair value of PIPE derivative liability and approximately $89,000 of interest earned on marketable securities held in the Trust Account.

For the nine months ended September 30, 2023, we had a net loss of approximately $576,000, which was driven by operating costs of approximately $1,010,000 and approximately $135,000 from the change in fair value of PIPE derivative liability, partially offset by approximately $256,000 from the change in the fair value of the warrant liability and approximately $313,000 of interest earned on marketable securities held in the Trust Account.

For the three months ended September 30, 2022, we had a net loss of approximately $63,000, which consisted of income of approximately $119,000 derived from fair value of warrant liabilities and interest earned on marketable securities held in our Trust

Account of approximately $111,000 of interest earned on marketable securities held in the Trust Account, offset by operating costs of approximately $293,000.

For the nine months ended September 30, 2022, we had a net income of approximately $576,000, which consisted of income of approximately $1,531,000 derived from fair value of warrant liabilities and approximately $149,000 of interest earned on marketable securities held in the Trust Account, offset by operating costs of approximately $1,104,000.

Liquidity and Capital Resources

As of September 30, 2023, there were $8,676,157 in investments and cash held in the Trust Account, $7,525 of cash held outside the Trust Account available for working capital purposes and a working capital deficiency of $2,228,432.

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

The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a business combination is not consummated during that time. The Company has incurred, and expects to continue to incur, significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the initial business combination as discussed in this report. In addition, the Company has borrowed the Working Capital Loans described below to fund its working capital requirements and may continue to do so. The Company’s plans to consummate an initial business combination may not be successful or may not be successful before the required deadline. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At another extraordinary general meeting on July 18, 2023, our shareholders were asked to approve (i) a further extension of the date by which we must consummate an initial business combination from July 22, 2023 to January 22, 2024 and (ii) an amendment of the  Amended and Restated Memorandum and Articles of Association to eliminate from the Amended and Restated Memorandum and Articles of Association (a) the limitation that the Company shall not redeem the Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such business combination (collectively, the “Redemption Limitation”).  In connection with this meeting, certain of our shareholders holding 77,130 ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $841,808 (approximately $10.91 per share) was deducted from the Trust Account to pay such holders. In connection with the Third Extension, we agreed to deposit $38,946 (at a rate of $0.05 per non-redeeming Public Share) for each subsequent monthly period needed by the Company to complete a business combination by January 22, 2024.

As of September 30, 2023, the Company had deposited an aggregate of $562,350 into the Trust Account in connection with the First Extension Amendment, the Second Extension and Third Extension, which amounts were funded by the promissory notes issued to the Sponsor, and the Trust Account had a total balance of $8,676,157.

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

On July 18, 2023, the Company drew down an additional $48,000, resulting in aggregate of $1,150,000 of Working Capital Loans drawn down under the foregoing convertible promissory notes.

As of September 30, 2023 and December 31, 2022, the Company had drawn down $1,150,000 and $662,000, respectively, of Working Capital Loans under the foregoing convertible promissory notes. The Chairman of the board of directors of the Company or an entity affiliated with him and another existing investor in the Sponsor and/or persons affiliated with such investor provided funds to the Sponsor for the foregoing Working Capital Loans. If the Sponsor elected to convert the loans under the convertible promissory notes into Warrants at a price of $1.00 per warrant and such converted warrants were exercised at a price of $11.50 per share, a maximum of 1,150,000 shares of Class A Common Stock could be issued.

On June 22, 2023, the Company issued an unsecured non-convertible note in the aggregate principal amount of $500,000 to the Sponsor under which the Company may draw down Working Capital Loans from time to time prior to the maturity date up to such aggregate principal amount. The promissory note bears interest at the rate of 10.0% per annum and is payable in full in cash upon the earlier of (i) the consummation of an initial business combination and (ii) one year from the date of issuance. As of November 14, 2023, the Company had drawn down $400,000 under this promissory note. The Chairman of the board of directors of the Company or an entity affiliated with the Chairman and the Chief Executive Officer of the Company provided or will provide the funds to the Sponsor for the Working Capital Loans under this promissory note.

Accordingly, as of September 30, 2023 and December 31, 2022, the Company had drawn down a total of $1,350,000 and $662,000, respectively, of Working Capital Loans under all of its convertible and non-convertible promissory notes.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities reflected on our balance sheet, other than as described above under “Working Capital Loans.”

In addition, pursuant to the Business Combination Marketing Agreement among the Company, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC, a marketing fee of up to 3.5% of the gross proceeds of the Chavant IPO will become payable to Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC only if the Company consummates a business combination. If a business combination does not occur, the Company will not be required to pay these contingent fees. We have recently engaged in discussions with Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC regarding the amount of the marketing fee and any services that they may provide. These discussions are not complete, but we may pay them an amount up to the amount indicated above. There can be no assurances that the Company will complete a business combination.

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

PIPE Investments Derivative Liability

The PIPE Subscription Agreement, as a freestanding financial instrument, is accounted for as a liability in accordance with Accounting Standards Codification 815 (“ASC 815”) Derivatives and Hedging and is presented as PIPE derivative liability on the September 30, 2023 and December 31, 2022 balance sheets, respectively. The PIPE derivative liability was measured at fair value at inception and is measured at fair value on a recurring basis, which changes in fair value are presented within change in fair value of PIPE derivative liability in the statement of operations. In order to capture the market conditions associated with the PIPE derivative liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths for the Adjustment Period VWAP (as defined in the Business Combination Agreement). Based on assumptions regarding the probability of the closing of a business combination and the terms of the Make-Whole Features, the fair value of the PIPE derivative liability was determined based on the estimated Adjustment Period VWAP within each simulated path and by taking the average of the estimated Adjustment Period VWAPs. The key assumptions in the Monte Carlo model utilized were assumptions related to expected share-price volatility, expected term, the risk-free interest rate and the dividend yield. Please refer to Note 7 of the financial statements for key inputs used in the Monte Carlo model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because the material weaknesses in our internal control over financial reporting as of December 31, 2022 and as described below, continue to exist as of September 30, 2023.

In connection with management’s report on internal controls over financial reporting included in our Annual Report on Form 10-K for the year ended December 31, 2022, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective as of December 31, 2022. We identified material weaknesses in our internal control over financial reporting, and those material weaknesses were not fully remediated as of September 30, 2023. Specifically, we did not design and maintain an effective control environment to prevent or detect material misstatements to the financial statements due to a lack of sufficient personnel with an appropriate level of internal control and accounting knowledge, training and experience commensurate with our financial reporting requirements. This material weakness contributed to additional material weaknesses in our financial reporting processes as management did not design and maintain effective controls over:

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

On March 23, 2023, the Company received a notice (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC that, for the previous 30 consecutive business days, the Market Value of Listed Securities (as defined in the Nasdaq Listing Rules) (“MVLS”) for the Company’s ordinary shares was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market (the “MVLS Rule”). In accordance with the Nasdaq Listing Rules, the Company had 180 calendar days (i.e., until September 19, 2023) to regain compliance with the MVLS Rule.

On August 24, 2023, the Company received a notice (the “Minimum Public Holders Notice”) from the Staff, notifying the Company that it currently does not have at least 300 Public Holders for continued listing on The Nasdaq Capital Market (the “Minimum Public Holders Rule” and, together with the MVLS Rule, the “Rules”)). The Minimum Public Holders Notice followed the Company’s communication to the Staff that it was not in compliance with the Minimum Public Holders Rule on August 18, 2023. The Minimum Public Holders Notice stated that the Company had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule, which the Company submitted on October 9, 2023.

On September 20, 2023, the Company received a notice of a determination of delisting (the “First Delisting Notice”) from the Staff. The First Delisting Notice referenced the MVLS Notice and stated that the Company had not regained compliance with the MVLS Rule within the required 180-day period and that the ordinary shares and the other listed securities of the Company would be subject to delisting unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, on September 22, 2023, the Company submitted a request for a hearing before the Panel. On September 22, 2023, the Company received a letter from the Staff stating that a hearing had been scheduled for November 9, 2023 (the “Hearing”) and that the Staff’s delisting action referenced in the First Delisting Notice has been stayed pending a final written decision by the Panel.

On October 18, 2023, the Company received an additional notice of a determination of delisting (the “Second Delisting Notice”) from the Staff. The Second Delisting Notice referenced (i) the Hearing and (ii) the Company’s previously reported failure to satisfy the Minimum Public Holders Rule. The Second Delisting Notice stated that the Company’s failure to satisfy the Minimum Public Holders Rule serves as an additional basis for delisting the Company’s ordinary shares and other listed securities and notified the Company that the Panel would consider this matter at the Hearing in rendering a determination regarding the Company’s continued listing on Nasdaq. On October 20, 2023, the Company submitted a plan of compliance to the Staff with respect to the Minimum Public Holders Rule and the MVLS Rule in preparation for the Hearing.

On November 9, 2023, the Company presented to the Panel at the Hearing its plan for regaining compliance with the Rules and its request that the Panel grant additional time for the Company to regain compliance. The Panel has the authority to grant additional time not exceeding 180 days from the First Delisting Notice, or March 18, 2024, for the Company to demonstrate compliance with the Rules (the “Compliance Extension”). The Company expects that the Panel will issue its written decision regarding the Compliance Extension within 30 days of the date after the Hearing. While the Panel has the authority to grant the Compliance Extension, there can be no assurance that the Company will be granted such Compliance Extension or be able to regain or maintain compliance with Nasdaq listing standards.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Ordinary Shares and Warrants are listed on Nasdaq, our Units, Ordinary Shares and Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if  there is a finding of  fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

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

In connection with the extensions of the business combination period on July 14, 2022, January 6, 2023 and July 18, 2023, Public Shareholders elected to redeem an aggregate of 7,046,967 Public Shares, 96,991 Public Shares and 77,130 Public Shares, respectively. As a result, $70,573,278, $1,004,600 and $841,808 were paid out of the Trust Account in connection with the redemptions, respectively. During the nine months ended September 30, 2023, the Company recorded an accretion of $687,155 composed of $373,649 (extension funds deposited into the Trust Account) and $313,506 (total of interest income and unrealized gain exceeding the $100,000 that can be withheld to pay dissolution expenses), and $576,029 was recorded in accumulated deficit. As a result of redemption payments, the Company had 778,912 ordinary shares subject to redemption and balance of $8,676,157 in the Trust Account as of September 30, 2023.

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

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on August 11, 2023).

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

CHAVANT CAPITAL ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Michael Lee
Name: Michael Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)