Form 10-Q
period 2023-12-31
MOBIX LABS, INC
filed 2024-02-20
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40621

Mobix Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1591717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15420 Laguna Canyon Rd., Suite 100

Irvine, California 92618

(Address of principal executive offices and zip code)

(949) 808-8888

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	MOBX	Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	MOBXW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of February 16, 2024 was 23,553,220 and 2,254,901, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	Mobix Labs, Inc’s (“Mobix Labs”) financial and business performance;

●	Mobix Labs’ intent to pursue acquisitions of companies and technologies;

●	changes in Mobix Labs’ strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	the implementation, market acceptance and success of Mobix Labs’ products and technology in the wireless and connectivity markets and in potential new categories for perception;

●	demand for Mobix Labs’ products and the drivers of that demand;

●	Mobix Labs’ opportunities and strategies for growth;

●	competition in Mobix Labs’ industry, the advantages of Mobix Labs’ products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	Mobix Labs’ ability to scale in a cost-effective manner and maintain and expand its manufacturing and supply chain relationships;

●	Mobix Labs’ expectation that it will incur substantial expenses and continuing losses for the foreseeable future;

●	Mobix Labs’ expectations regarding reliance on a limited number of customers and efforts to diversify its customer base;

●	the impact of health epidemics, including the COVID-19 pandemic, on Mobix Labs’ business and industry and the actions Mobix Labs may take in response thereto;

●	Mobix Labs’ expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	general economic and socio-political conditions and their impact on demand for the Mobix Labs technology and supply chain for Mobix Labs;

●	future capital requirements and sources and uses of cash; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the views of Mobix Labs as of any subsequent date, Mobix Labs undertakes no obligations to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the actual results or performance of Mobix Labs may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties set forth in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

December 31, 2023 and 2022

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	December 31,	September 30,
	2023	2023
ASSETS
Current assets
Cash	$14,796	$89
Accounts receivable, net	302	53
Inventory	422	319
Prepaid expenses and other current assets	349	369
Total current assets	15,869	830

Property and equipment, net	1,858	1,859
Intangible assets, net	11,550	5,287
Goodwill	10,759	5,217
Operating lease right-of-use assets	990	1,030
Deferred transaction costs	—	4,125
Other assets	430	400
Total assets	$41,456	$18,748

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,000	$8,995
Accrued expenses and other current liabilities	8,545	4,519
Deferred purchase consideration	1,622	—
Notes payable	1,503	1,286
Notes payable – related parties	3,449	3,793
Simple agreements for future equity (“SAFEs”)	—	1,512
Operating lease liabilities, current	325	318
Total current liabilities	21,444	20,423

Earnout liability	8,795	—
PIPE make-whole liability	4,975	—
Deferred tax liability	192	86
Operating lease liabilities, noncurrent	1,196	1,280
Other noncurrent liabilities	488	—
Total liabilities	37,090	21,789

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock
Founders Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at December 31, 2023; 600,000 shares authorized, 588,235 shares issued and outstanding at September 30, 2023	—	—
Series A Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at December 31, 2023; 2,000,000 shares authorized, 1,666,666 shares issued and outstanding at September 30, 2023; liquidation preference of $2,300 at September 30, 2023	—	2,300

Stockholders’ equity (deficit)
Legacy Mobix common stock, $0.00001 par value, no shares authorized, issued or outstanding at December 31, 2023; 57,400,000 shares authorized, 16,692,175 issued and outstanding at September 30, 2023	—	—
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 23,544,492 and no shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,254,901 and no shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	—	—
Additional paid-in capital	87,193	78,421
Accumulated deficit	(82,827)	(83,762)
Total stockholders’ equity (deficit)	4,366	(5,341)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$41,456	$18,748

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2023	2022
Net revenue
Product sales	$285	$679

Costs and expenses
Cost of revenue	329	694
Research and development	1,562	3,417
Selling, general and administrative	15,663	5,794
Loss from operations	(17,269)	(9,226)

Interest expense	857	83
Change in fair value of earnout liability	(24,764)	—
Change in fair value of PIPE make-whole liability	2,904	—
Change in fair value of private warrants	60	—
Change in fair value of SAFEs	10	50
Merger-related transaction costs expensed	4,009	—
Loss before income taxes	(345)	(9,359)
Provision (benefit) for income taxes	(1,280)	31
Net income (loss) and comprehensive income (loss)	$935	$(9,390)

Net income (loss) per common share:
Basic	$0.04	$(0.76)
Diluted	$0.04	$(0.76)
Weighted-average common shares outstanding:
Basic	18,617,656	12,379,480
Diluted	23,316,071	12,379,480

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—		—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366

Balance at September 30, 2022	588,235	$—	1,666,666	$2,300	—	$—	11,868,397	$—	—	$—	—	$—	$34,722	$(44,141)	$(9,419)
Issuance of common stock	—	—	—	—	—	—	773,889	—	—	—	—	—	5,295	—	5,295
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	300,000	—	—	—	—	—	900	—	900
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,856	—	3,856
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,390)	(9,390)

Balance at December 31, 2022	588,235	$—	1,666,666	$2,300	—	$—	12,942,286	$—	—	$—	—	$—	$44,773	$(53,531)	$(8,758)

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended December 31,
	2023	2022
Operating activities
Net income (loss)	$935	$(9,390)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	113	113
Amortization of intangible assets	237	211
Issuance of warrants in connection with notes payable, charged to interest expense	729	—
Change in fair value of earnout liability	(24,764)	—
Change in fair value of PIPE make-whole liability	2,904	—
Change in fair value of private warrants	60	—
Change in fair value of SAFEs	10	50
Merger-related transaction costs expensed	4,009	—
Stock-based compensation	12,705	3,856
Deferred income taxes	(1,280)	—
Other non-cash items	(21)	5
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	136	5
Inventory	52	191
Prepaid expenses and other current assets	27	105
Accounts payable	525	(768)
Accrued expenses and other current liabilities	27	150
Net cash used in operating activities	(3,596)	(5,472)

Investing activities
Acquisition of EMI Solutions, Inc., net of cash acquired	(110)	—
Acquisition of property and equipment	(5)	(6)
Net cash used in investing activities	(115)	(6)

Financing activities
Proceeds from issuance of common stock	3,286	5,108
Proceeds from exercise of common stock warrants	—	900
Proceeds from issuance of notes payable	246	—
Proceeds from issuance of convertible notes	200	—
Principal payments on notes payable	(18)	—
Principal payments on notes payable – related parties	(344)	—
Proceeds from the merger and PIPE	21,014	—
Merger-related transaction costs paid	(5,966)	(65)
Net cash provided by financing activities	18,418	5,943

Net increase in cash	14,707	465
Cash, beginning of period	89	178
Cash, end of period	$14,796	$643

Supplemental cash flow information
Cash paid for interest	$80	$—
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Unpaid Merger-related transaction costs	$2,504	$1,013
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	8,856	—
Deferred purchase consideration for acquisition of EMI Solutions, Inc.	1,886	—
Conversion of SAFEs to common stock	1,522	—
Issuance of warrants in connection with notes payable, recorded as debt discount	107	—

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, is a fabless semiconductor company delivering mmWave 5G and C-Band wireless solutions and delivering connectivity and filtering products for next generation communication systems supporting the aerospace, military, and high reliability markets. The Company’s integrated circuits currently in development are designed to deliver advantages in performance, efficiency, size, and cost. The Company’s True Xero active optical cables are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. The Company’s electromagnetic filtering products, which were acquired in the EMI Solutions, Inc. (“EMI”) acquisition, are designed for, and are currently used in military and aerospace applications. These technologies are designed for large and rapidly growing markets where there are increasing demands for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

On December 21, 2023, (the “Closing Date”), Chavant Capital Acquisition Corp. (“Chavant”) consummated the merger pursuant to the Business Combination Agreement, dated November 15, 2022 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”), by and among Chavant, CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of Chavant (“Merger Sub”), and Mobix Labs, Inc. (“Legacy Mobix”), a Delaware corporation, pursuant to which, among other things, Merger Sub merged with and into Legacy Mobix, with Legacy Mobix surviving the merger as a wholly-owned direct subsidiary of Chavant (together with the other transactions related thereto, the “Merger”). In connection with the consummation of the Merger (the “Closing”), Chavant changed its name from “Chavant Capital Acquisition Corp.” to “Mobix Labs, Inc.” and Legacy Mobix changed its name from “Mobix Labs, Inc.” to “Mobix Labs Operations, Inc.” As a result of the Merger, the Company raised gross proceeds of $21,014, including the contribution of $1,264 of cash held in Chavant’s trust account and the $19,750 private investment in public equity (“PIPE”) at $10.00 per share of Chavant’s Class A Common Stock. The common stock and public warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “MOBX” and “MOBXW”, respectively, on December 22, 2023.

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy Mobix prior to the consummation of the Merger, and to the Company after the consummation of the Merger.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development. For the three months ended December 31, 2023 and 2022, the Company incurred losses from operations of $17,269 and $9,226, respectively, and as of December 31, 2023 the Company had an accumulated deficit of $82,827. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

While the Company will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, recent and potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

If the Company is unable to obtain additional financing, or if such transactions are successfully completed but do not provide adequate financing, the Company may be required to reduce its operating expenditures, which could adversely affect its business prospects, or the Company may be unable to continue operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Merger was accounted for as a reverse recapitalization of the Company because Legacy Mobix has been determined to be the accounting acquirer under ASC Topic 805 – Business Combinations. Under this method of accounting, Chavant is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Mobix capital stock comprising a relative majority of the voting power of the Company upon consummation of the Merger and having the ability to nominate the majority of the governing body of the Company, Legacy Mobix senior management comprising the senior management of the Company, and Legacy Mobix operations comprising the ongoing operations of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Mobix with the Merger being treated as the equivalent of Legacy Mobix issuing shares for the net assets of Chavant, accompanied by a recapitalization. The net assets of Chavant were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Mobix and the accumulated deficit of Legacy Mobix has been carried forward after Closing. All issued and outstanding securities of Chavant upon Closing were treated as issuances of securities of the Company upon the consummation of the Merger.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2023 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2023 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed financial position as of December 31, 2023 and its results of operations and cash flows for the three months ended December 31, 2023 and 2022. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024 or for any other future annual or interim period.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of revenues and expenses for the periods covered and certain amounts disclosed in the notes to the condensed consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	valuation of stock-based compensation and equity-based awards;

●	valuation of common stock for periods prior to the Merger;

●	impairment assessments of goodwill and long-lived assets;

●	measurement of the earnout liability, the PIPE make-whole liability and other liabilities carried at fair value;

●	purchase price allocation and valuations of net assets acquired in business combinations; and,

●	provisions for income taxes and related valuation allowances and tax uncertainties.

Cash

As of December 31, 2023 and September 30, 2023, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 or September 30, 2023. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of December 31, 2023 and September 30, 2023 and bad debt expense for the three months ended December 31, 2023 and 2022 were not material.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of materials purchase costs, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of sales and is a permanent reduction of the carrying value of inventory.

Intangible Assets, net

The Company’s intangible assets principally consist of acquired developed technology and customer relationships and have finite lives ranging from one to fifteen years. The Company amortizes intangible assets over their useful lives on a straight-line basis, which the Company believes approximates the pattern in which the economic benefits of the intangible assets are expected to be utilized. To the extent that an acquired developed technology is incorporated in, or used to produce, a product the Company currently produces and sells, the related amortization expense is included in cost of revenue in the statements of operations and comprehensive loss. Amortization expense on other acquisition-related intangible assets is included in operating expenses.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company did not record any impairment losses on long-lived assets for the three months ended December 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the three months ended December 31, 2023 and 2022.

Business Combinations

The Company allocates the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill.

Accounting for business combinations requires that management make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed at the acquisition date. Although management believes the assumptions and estimates to be reasonable and appropriate, they are inherently uncertain. Critical estimates in valuing certain acquired assets may include, but are not limited to, expected future cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, expected costs to develop acquired technology into commercially viable products, estimated cash flows from the projects when completed, including assumptions associated with the technology migration curve and expected selling, general and administrative costs. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and are adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company uses a three-tiered hierarchy for inputs used in measuring fair value that emphasizes the use of observable inputs over the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are market participant assumptions based on market data obtained from sources independent of the Company. Unobservable inputs are the Company’s own assumptions of what market participants would use in pricing an asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

As a basis for considering such assumptions, a three-tier hierarchy is used in management’s determination of fair value based on the reliability and observability of inputs as follows:

Level 1 — Observable inputs that include quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to the Class A and Class B common stock and other participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive. See Note 18, Net Income (Loss) Per Share.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net income (loss) and comprehensive income (loss) for the three months ended December 31, 2023 and 2022.

Accounting Pronouncements Recently Adopted

The Company is an “emerging growth company,” as defined in the Securities Act. Under the Jumpstart Our Business Startups Act of 2012, an emerging growth company has the option to adopt new or revised accounting guidance either (i) within the same periods as otherwise applicable to public business entities, or (ii) within the same time periods as non-public business entities, including early adoption when permissible. With the exception of accounting guidance the Company elected to early adopt, when permissible, the Company has elected to adopt new or revised accounting guidance within the same time periods as non-public business entities.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The Company adopted this guidance on a modified retrospective basis on October 1, 2023, with no material impact to the condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 as if the acquiring entity had originated the contracts. The Company adopted this guidance on a prospective basis to business combinations occurring on or after October 1, 2023, with no material impact on its financial position or results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s fiscal year beginning October 1, 2024 and for interim periods within the Company’s fiscal year beginning October 1, 2025, with early adoption permitted. The Company does not expect adoption of ASU 2023-07 will have a material impact on its financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for the Company’s fiscal year beginning October 1, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect adoption of ASU 2023-09 will have a material impact on its financial position or results of operations.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 3 — Reverse Recapitalization

As discussed in Note 1, Company Information, the Closing of the Merger occurred on December 21, 2023. In the Merger, as provided for in the Business Combination Agreement:

●	All of Legacy Mobix’s 18,134,258 issued and outstanding shares of common stock were cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●

All of Legacy Mobix’s Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock, totaling 2,254,901 shares, was converted into the same number of shares of the Company’s Class B Common Stock;

●

All of Legacy Mobix’s convertible notes were converted into shares of Legacy Mobix common stock immediately prior to Closing and pursuant to their terms, totaling 30,045 shares, which were then cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s SAFEs were converted into 150,953 shares of the Company’s Class A Common Stock;

●

All of Legacy Mobix’s stock options and warrants were assumed by the Company and converted into the same number of stock options or warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices, vesting conditions or other terms; and

●	All of Legacy Mobix’s restricted stock units (“RSUs”) were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;

●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;

●	The Company entered into a non-redemption agreement with a shareholder, as described below;

●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;

●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 4, Warrants;

●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 17, Equity Incentive Plans;

●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and

●	The Company entered into indemnification agreements with each of its directors and officers.

PIPE Subscription Agreements

In connection with the Merger, Chavant entered into the PIPE Subscription Agreements with certain accredited investors and pursuant to which the investors agreed to purchase an aggregate of 1,975,000 shares of Class A Common Stock of Chavant at a price of $10.00 per share for an aggregate amount of $19,750 in cash. The number of shares purchased by the PIPE investors is subject to adjustment through the issuance of additional shares of Class A Common Stock in the event that the volume weighted average price (“VWAP”) of the Class A Common Stock is less than $10.00 over a specified period. See “Make-Whole Shares,” below.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares are exercisable upon obtaining stockholder approval, which is expected to be obtained in 2024.

Sponsor PIPE Subscription Agreements, Sponsor Warrant and Sponsor Letter Agreement

On December 19, 2023, Chavant entered into the Sponsor PIPE Subscription Agreement with the Sponsor pursuant to which the Sponsor agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 199,737 shares of Class A Common Stock at a price of $10.00 per share. The aggregate purchase price of $1,997 was paid through the forgiveness of certain obligations of Chavant. The number of shares purchased by the Sponsor is subject to adjustment through the issuance of additional shares of Class A Common Stock in the event that the VWAP of the Class A Common Stock is less than $10.00 over a specified period. See “Make-Whole Shares,” below.

In connection with the execution of the Sponsor PIPE Subscription Agreement, Legacy Mobix Labs issued to the Sponsor a warrant to purchase 272,454 shares of Legacy Mobix Labs Stock at an exercise price of $0.01 per share, exercisable upon the closing of the Sponsor PIPE Subscription Agreement (the “Sponsor Warrant”). The Sponsor Warrant was exercised at the closing of the Sponsor PIPE Subscription Agreement and, following net settlement into 272,182 shares of Legacy Mobix Labs Stock, converted into 272,182 shares of Class A Common Stock of the Company in connection with the Closing.

On December 20, 2023, Chavant also entered into a Sponsor Letter Agreement with the Sponsor pursuant to which, as consideration for the 199,737 shares issued pursuant to the Sponsor PIPE Subscription Agreement described above, the Sponsor agreed to forgive approximately $1,997 of aggregate outstanding obligations of Chavant. In addition, the Sponsor agreed to forfeit 658,631 Founder Shares and 400,000 Private Warrants that it held, in each case upon the Closing.

Non-Redemption Agreement

On December 20, 2023, Chavant and Mobix Labs entered into a non-redemption agreement with a shareholder of Chavant, pursuant to which the shareholder agreed to withdraw its redemption of 73,706 ordinary shares of Chavant (“Ordinary Shares”) prior to the Merger. In consideration therefor, Mobix Labs issued the shareholder a warrant to purchase 202,692 shares of Legacy Mobix common stock at an exercise price of $0.01 per share, exercisable upon the Closing. The warrant was exercised at the Closing and, following net settlement into 202,489 shares of Legacy Mobix Common Stock, converted into 202,489 shares of Class A Common Stock of the Company in connection with the Closing.

Amendment to Business Combination Marketing Agreement

On December 21, 2023, Chavant entered into an amendment to the Business Combination Marketing Agreement, dated as of July 19, 2021 between Chavant and certain advisors wherein the parties agreed to resolve their differences with respect to marketing fees contemplated by the agreement and the advisors agreed to receive, in lieu of any cash payment of fees or reimbursement of expenses, an aggregate of 280,000 shares of Class A Common Stock. The number of shares is subject to adjustment through the issuance of additional shares of Class A Common Stock in the event that the VWAP of the Class A Common Stock is less than $10.00 over a specified period. See “Make-Whole Shares,” below.

Earnout Shares

In addition to the consideration paid at Closing, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options (the “Earnout Recipients”) will be entitled to receive an additional aggregate 3,500,000 shares of Class A Common Stock issuable as earnout shares (the “Earnout Shares”) based on the achievement of trading price targets following the Closing and subject to the terms provided in the Business Combination Agreement. The Earnout Shares have a seven-year “Earnout Period,” commencing on the date that is the one year anniversary of the Closing, pursuant to which up to 1,750,000 shares of Class A Common Stock will be distributed to the Earnout Recipients if the VWAP of the Class A Common Stock exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days during the Earnout Period and an additional 1,750,000 shares of Class A Common Stock will be distributed to the Earnout Recipients if the VWAP of the Class A Common Stock exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days during the Earnout Period.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Earnout Shares are accounted for as liability classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of December 31, 2023, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $8,795. The gain resulting from the $24,764 decrease in the fair value of the liability, which is primarily the result of a decrease in the Company’s stock price between the Closing and December 31, 2023, is included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive income (loss).

Make-Whole Shares

Pursuant to the PIPE Subscription Agreements, the Sponsor PIPE Subscription Agreement and the Amendment to Business Combination Marketing Agreement described above, Chavant agreed to issue additional shares of its Class A Common Stock (the “Make-Whole Shares”) to the PIPE Investors, the Sponsor and certain advisors with respect to 2,454,737 shares of the Company’s Class A Common Stock in the event that the VWAP per share of the Class A Common Stock during the thirty-day period (the “Adjustment Period”) commencing on the date that is thirty days after the date on which the PIPE resale registration statement is declared effective (the “Adjustment Period VWAP”) is less than $10.00 per share. In such case, the PIPE Investors will be entitled to receive a number of Make-Whole Shares equal to the number of shares of Class A Common Stock issued to the PIPE Investor multiplied by a fraction, the numerator of which is $10.00 minus the Adjustment Period VWAP and the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $7.00, the Adjustment Period VWAP will be deemed to be $7.00.

The Make-Whole Shares are accounted for as liability classified instruments because the events that determine the number of Make-Whole Shares issuable include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As of December 31, 2023, the Make-Whole Shares had not been issued and the Company adjusted the carrying amount of the liability to its estimated fair value of $4,975. The loss resulting from the $2,904 increase in the fair value of the liability is included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive income (loss).

See Note 12, Fair Value Measurements, for additional information on the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

Legacy Mobix incurred $6,363 of transaction costs in connection with the Merger, which was determined to be a capital-raising transaction for Legacy Mobix. At the time of the Closing, the Company allocated this amount between the equity-classified instruments and liability-classified instruments, based on their relative fair values, and recorded the $2,354 of costs associated with equity-classified instruments as a reduction of additional paid-in capital and charged the remaining $4,009 of costs associated with liability-classified instruments to expense. The Company also recognized a liability for unpaid transaction costs of Chavant totaling $3,090, which the Company recorded as a reduction of the proceeds of the Merger at the time of the Closing.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The following tables reconcile elements of the Merger to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

Shares

Chavant public shares, net of redemptions	111,005
Chavant founder shares, net of shares forfeited	1,341,369
PIPE investors’ shares	1,975,000
Settlement of PIPE warrant	199,800
Sponsor PIPE subscription	199,737
Settlement of Sponsor Warrant	272,182
Settlement of warrant to non-redeeming shareholder	202,489
Amendment to Business Combination Marketing Agreement	280,000
Total Chavant shares outstanding immediately prior to the Merger	4,581,582

Legacy Mobix rollover shares	18,139,258
Conversion of Legacy Mobix convertible notes	30,045
Conversion of Legacy Mobix SAFEs	150,953
Total number of Class A common shares issued in the Merger	22,901,838

Closing proceeds:
Proceeds from Chavant trust fund	$1,264
Proceeds from PIPE investment	19,750

Closing disbursements:
Legacy Mobix Merger-related transaction costs	(3,747)
Chavant Merger-related transaction costs	(2,219)
Net cash proceeds from the Merger at Closing	15,048

Mobix Merger-related transaction costs paid prior to closing	(983)
Net cash proceeds	14,065

Non-cash activity:
Conversion of Legacy Mobix convertible notes to Class A Common Stock	206
Conversion of Legacy Mobix SAFEs to Class A Common Stock	1,522
Conversion of Legacy Mobix redeemable convertible preferred stock to Class B Common Stock	2,300
Unpaid Merger-related transaction costs assumed from Chavant	(871)
Unpaid Merger-related transaction costs of Legacy Mobix	(1,633)
Merger-related transaction costs expensed	4,009

Liability-classified instruments:
Fair value of earnout liability	(33,559)
Fair value of PIPE make-whole liability	(2,071)
Fair value of Private Warrants	(150)
Net equity impact of the Merger	$(16,182)

Note 4 — Warrants

Public and Private Warrants

In connection with its initial public offering, Chavant issued 6,000,000 Public Warrants and 3,400,000 Private Warrants (of which 400,000 Private Warrants were subsequently forfeited by the Sponsor), each of which entitles the holder to purchase one share of the Company’s Class A Common Stock at a price of $11.50 per share, subject to adjustments. The Public Warrants and Private Warrants are exercisable at any time commencing thirty days after the completion of the Merger and terminating five years after the completion of the Merger. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last reported sale of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any twenty trading days within a thirty-day period after the Public Warrants become exercisable.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and shares of Class A Common Stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until thirty days after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Both the Public Warrants and Private Warrants are subject to adjustment if the Company issues additional equity securities for capital raising purposes at price (the “Newly Issued Price”) below specified levels; if the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds available for funding Merger at the Closing; and, if the VWAP of the Company’s Class A Common Stock during a specified period (“Market Value”) is below $9.20 per share. In such event, the exercise price of the warrants will be adjusted to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price will be adjusted to be equal to 180% of the Newly Issued Price.

As a result of the issuances of shares under the PIPE Subscription Agreement and other agreements in connection with the Merger, the Company adjusted the exercise price of the warrants from $11.50 to $5.79 per share and adjusted the redemption trigger price from $18.00 to $9.06 per share.

Upon the Closing, the Company concluded that the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and recorded the Public Warrants in stockholders’ equity. The Company concluded that the Private Warrants do not meet the derivative scope exception and are accounted for as liabilities. Specifically, the Private Warrants contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and must be classified as a liability. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of December 31, 2023, the warrants remained outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $210. The loss resulting from the $60 increase in the fair value of the liability is included in “Change in fair value of private warrants” in the condensed consolidated statements of operations and comprehensive income (loss).

PIPE Warrants

In connection with the PIPE Subscription Agreements, the Company issued the investors warrants to purchase shares of common stock at an exercise price of $0.01 per share. The Company evaluated these warrants and concluded that they meet the derivative scope exception for contracts in the Company’s own stock. Consequently, the PIPE warrants were recorded in stockholders’ equity.

Legacy Mobix Warrants

In connection with the Merger, all of Legacy Mobix’s outstanding warrants were assumed by the Company and converted into the same number of warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices or other terms. Subsequent to the Merger, warrants to purchase an aggregate of 373,031 shares were exercised and converted into 369,671 shares of Class A Common Stock, with no cash proceeds to the Company.

During the three months ended December 31, 2023, Legacy Mobix issued warrants to purchase an aggregate of 51,020 shares of its common stock at $0.01 in connection with borrowings. See Note 11, Debt.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Also during the three months ended December 31, 2023, Legacy Mobix granted warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. See Note 16, Equity.

As of December 31, 2023, the Company is obligated to issue warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger. In addition, as described in Note 11, Debt, during the three months ended December 31, 2023 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and is obligated to issue warrants to purchase 78,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. As of December 31, 2023, the Company has recorded a liability of $633 in the condensed consolidated balance sheet for the estimated fair value of these warrants. The Company valued the warrants using a probability-weighted expected return model.

In October and December 2022, the Company issued warrants to purchase an aggregate of 300,000 shares of its common stock at $3.00 per share to non-service providers. In December 2022, the holders exercised these warrants and purchased 300,000 shares of the Company’s common stock for cash proceeds of $900.

In December 2022, the Company issued a warrant to purchase 400,000 shares of its common stock at $3.00 per share to a service provider. The Company recognized the $1,598 fair value of the warrant in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended December 31, 2022. Effective March 2023, the warrant was cancelled.

See Note 12, Fair Value Measurements, for additional information on the Company’s measurements with respect to the warrants issued in connection with the foregoing transactions.

Note 5 — Acquisition of EMI

On December 18, 2023, the Company completed the acquisition of EMI when the Company acquired all of the issued and outstanding common shares of EMI, which is accounted for as a business combination. EMI is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. The Company believes the acquisition of EMI will complement its existing product offerings, expand its customer base and allow it to deliver solutions that address a wider variety of applications and markets.

Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, $155 was paid at the time of the consummation of the acquisition and $1,000 is payable within thirty days following the Closing of the Merger, with the remainder payable in equal quarterly installments of $174 beginning March 31 2024.

The EMI merger agreement provided that, in the event that Legacy Mobix did not complete an initial public offering (including the Merger) within twenty-four months following the completion of the acquisition of EMI, the sellers could require the Company to pay all unpaid cash consideration and provided the sellers a “put right” wherein the sellers could require that the Company repurchase the 964,912 shares of common stock for a cash amount equal to $6.84 per share. The Company evaluated the terms of the related agreement and concluded that the shares of common stock issued as consideration were contingently redeemable common stock, and required recognition as temporary equity, because the events that determine whether the Company will be required to repurchase the 964,912 shares of its common stock for cash are not within the Company’s control. At the time of completion of the acquisition, the Company estimated the fair value of the contingently redeemable common stock at $8,856, based upon the fair value of the Legacy Mobix common stock, adjusted to include the fair value of the put right. The Company estimated the fair value of the put right using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.0%; no expected dividend yield; risk-free interest rate of 4.5%; and a contractual term of two years. The Company included this amount as part of the value of the purchase consideration. After the closing of the Merger with Chavant on December 21, 2023, the common stock was no longer contingently redeemable, and the Company reclassified the value of the contingently redeemable common stock to permanent equity at its carrying value of $8,856, with no gain or loss recognized.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The following table summarizes the amount of the aggregate purchase consideration and the preliminary allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, of which the valuation of intangible assets is subject to finalization:

Purchase consideration:
Contingently redeemable common stock issued to seller	$8,856
Cash consideration (at present value)	2,041
$10,897
Allocation:
Cash	$45
Accounts receivable	387
Inventory	155
Other current assets	7
Property and equipment	107
Other assets	30
Intangible asset—customer relationships	6,100
Intangible asset—backlog	300
Intangible asset—trade name	100
Goodwill	5,542
Accounts payable	(227)
Accrued expenses	(263)
Deferred tax liability	(1,386)
$10,897

The Company estimated the useful life of customer relationships is fifteen years, the useful life of the trade name is two years and the useful life of the backlog is one year. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

The operating results of EMI are included in the Company’s condensed consolidated financial statements for periods subsequent to the acquisition date. The amounts of revenues and net income (loss) of EMI included in the Company’s condensed consolidated statement of operations and comprehensive income (loss) for the three months ended December 31, 2023 were not material. The following table shows unaudited pro forma revenues and net income (loss) of the Company, as if the acquisition of EMI had been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition occurred on October 1, 2022.

	Three months ended December 31,
	2023	2022

Revenues	$1,052	$1,233
Net income (loss)	944	(9,732)

Note 6 — Inventory

Inventory consists of the following:

	December 31,	September 30,
	2023	2023

Raw materials	$370	$265
Finished goods	52	54
Total inventory	$422	$319

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 7 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life	December 31,	September 30,
	(years)	2023	2023

Equipment and furniture	5 - 7	$929	$858
Laboratory equipment	5	601	601
Leasehold improvements	Shorter of estimated useful life or remaining lease term	891	850
Construction in progress		584	584
Property and equipment, gross		3,005	2,893
Less: Accumulated depreciation		(1,146)	(1,034)
Property and equipment, net		$1,858	$1,859

Depreciation expense for the three months ended December 31, 2023 and 2022 was $113 and $113, respectively.

Note 8 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	December 31, 2023			September 30, 2023
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7-10	$7,289	$(2,441)	$4,848	$7,289	$(2,238)	$5,051
Customer relationships	10-15	6,400	(85)	6,315	300	(64)	236
Trade names	2	100	(2)	98	—	—	—
Backlog	1	300	(11)	289	—	—	—
		$14,089	$(2,539)	$11,550	$7,589	$(2,302)	$5,287

The Company recorded amortization expense related to intangible assets of $237 and $211 during the three months ended December 31, 2023 and 2022, respectively. The weighted-average remaining lives of intangible assets as of December 31, 2023 were developed technology 6.1 years; customer relationships 14.7 years; trade names 2.0 years; and backlog 1.0 years.

Estimated future amortization expense for intangible assets by fiscal year as of December 31, 2023 is as follows:

Years ending September 30,

2024 (remaining nine months)	$1,198
2025	1,361
2026	1,257
2027	1,247
2028	1,213
Thereafter	5,274
Total	$11,550

Note 9 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2023. There were no changes in the carrying amount of goodwill during the three months ended December 31, 2022.

Balance at September 30, 2023	$5,217
Acquisition of EMI	5,542
Balance at December 31, 2023	$10,759

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2023	2023

Accrued compensation and benefits	$2,778	$2,841
Liability for issuance of warrants	633	—
Accrued professional fees	1,008	273
Accrued interest	333	304
Deferred revenue	91	138
Unpaid Merger-related transaction costs	2,238	—
Other	1,464	963
Total accrued expenses and other current liabilities	$8,545	$4,519

Note 11 — Debt

Debt consists of the following:

	December 31,	September 30,
	2023	2023

Notes payable	$1,503	$1,286
7% promissory notes – related parties	3,349	3,349
Notes payable – related parties	100	444
SAFEs	—	1,512
Total debt	4,952	6,591
Less: Amounts classified as current	(4,952)	(6,591)
Noncurrent portion	$—	$—

Notes Payable

During the three months ended December 31, 2023, the Company entered into two promissory notes payable having an aggregate principal amount of $250 with unrelated investors to meet its working capital needs. The notes bear interest at rates ranging from 6% to 76% per annum. One note having an original principal amount of $150 matures in November 2024, requires weekly principal payments of $4 and is guaranteed by an officer and director of the Company. The other note, having a principal amount of $100, is unsecured, matured in January 2024 and was repaid by the Company in February 2024.

In connection with the issuance of one of the notes, the Company issued the purchaser a warrant to purchase an aggregate of 47,020 shares of its common stock at $0.01. The warrant has a contractual term of twelve months and is immediately exercisable. The Company evaluated the warrant and determined that it met all the requirements for equity classification under ASC 815. The Company accounted for the warrant as a detachable warrant at its fair value, using the relative fair value method. The portion of the proceeds allocated to the warrant of $79 was recorded as an increase to additional paid-in capital and as a discount to notes payable on the condensed consolidated balance sheet. The Company is amortizing the discount over the term of the related note using the effective interest method. The Company valued the warrant at the time of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.6%; no expected dividend yield; risk-free interest rate of 5.3%; and a contractual term of twelve months.

One outstanding note, issued in September 2023 and having a principal amount of $531, provides that in the event the Company fails to pay the principal amount by its October 5, 2023 maturity date, the Company must issue the purchaser as additional consideration a warrant to purchase 28,000 shares of its common stock for the first calendar month, and warrants to purchase an additional 25,000 shares for each successive calendar month, during which the note remains unpaid. The Company did not repay the note by its maturity date and the Company is currently obligated to issue the purchaser warrants to purchase an aggregate of 78,000 shares of its common stock. The warrants are immediately exercisable and have an exercise price of $0.01 per share. In January 2024, the Company repaid this note in full.

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

As of December 31, 2023, promissory notes payable having a remaining principal balance of $1,559 were outstanding and are included in “Notes payable” at a carrying amount of $1,503 (net of unamortized discount of $56) in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties having an aggregate remaining principal amount of $3,349, which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. The 7% promissory notes are included in “Notes payable — related parties” in the condensed consolidated balance sheet. Subsequent to December 31, 2023, the Company has not made any principal payments on these notes, and the $3,349 principal remains outstanding.

Notes Payable — Related Parties

During the three months ended December 31, 2023, the Company repaid one note having a principal balance of $344. As of December 31, 2023, one note having an aggregate principal balance of $100 remained outstanding and is included in “Notes payable — related parties” in the condensed consolidated balance sheet.

SAFEs

In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into 150,953 shares of the Company’s Class A Common Stock and the $1,512 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized. As of December 31, 2023, no SAFEs remain outstanding.

The Company remeasures the SAFEs to fair value at each reporting date. For the three months ended December 31, 2023 and 2022, the Company recorded increases in the fair value of the SAFEs of $10 and $50, respectively. The change in fair value of the SAFEs is reported in “Change in fair value of SAFEs” in the condensed consolidated statements of operations and comprehensive income (loss).

Convertible Notes

During the three months ended December 31, 2023, the Company issued convertible notes having an aggregate principal amount of $200 to unaffiliated investors. The convertible notes matured in February 2024, bore interest at 16% per annum, were unsecured and had a conversion price of $6.84 per share. The principal amount of the convertible notes and any accrued interest thereon was convertible into shares of the Company’s common stock, at the election of each holder, at any time prior to maturity. In connection with the issuance of the convertible notes, the Company issued the investors warrants to purchase an aggregate of 4,000 shares of Legacy Mobix common stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and have a one-year term. In connection with the Merger, all outstanding convertible notes were converted into 30,045 shares of the Company’s Class A Common Stock and the $206 carrying amount of the notes and accrued interest thereon was credited to equity, with no gain or loss recognized. As of December 31, 2023, no convertible notes remain outstanding.

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

Note 12 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of December 31, 2023 and September 30, 2023 because the notes payable, the 7% promissory notes - related parties, the notes payable - related parties and the convertible notes each mature or converted within one year of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of December 31, 2023 are as follows:

	Level 1	Level 2	Level 3	Total

Earnout liability	$—	$—	$8,795	$8,795
PIPE make-whole liability	—	—	4,975	4,975
Private Warrants and other warrants	—	—	843	843

Total	$—	$—	$14,613	$14,613

The Company classifies the earnout liability, the PIPE make-whole liability, the Private Warrants and other warrants and the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the three months ended December 31, 2023 or December 31, 2022. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Three months ended December 31, 2023:	Earnout Liability	PIPE Make-Whole Liability	Private Warrants and Other Warrants	SAFEs

Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	2,071	783	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Change in fair value included in net income (loss)	(24,764)	2,904	60	10

Balance, December 31, 2023	$8,795	$4,975	$843	$—

Three months ended December 31, 2022:	SAFEs

Balance, September 30, 2022	$1,983
Issuance of SAFEs	—
Change in fair value included in net income (loss)	50

Balance, December 31, 2022	$2,033

Earnout Liability

The Company estimates the fair value of the earn-out liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	December 31, 2023

Stock price	$10.66	$4.02
Expected volatility	50%	50%
Risk-free rate	3.9%	3.9%
Contractual term	8 years	8 years

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

PIPE Make-Whole Liability

The Company uses a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	December 31, 2023

Stock price	$10.17	$6.18
Expected volatility	49%	49%
Risk-free rate	5.4%	5.4%
Contractual term	4 months	4 months

Note 13 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from six months to 3.7 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants. The lease covering the Company’s 19,436 square foot headquarters in Irvine, California provides the Company an option to extend the lease for one additional five-year term, with rent at the then prevailing market rate. The lease requires a security deposit of $400, which is recorded in other assets in the condensed consolidated balance sheets. The following lease costs are included in the condensed consolidated statement of operations and comprehensive income (loss):

	Three months ended December 31,
	2023	2022

Operating lease cost	$100	$101
Short-term lease cost	2	80
Total lease cost	$102	$181

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended December 31, 2023 and 2022 was $136 and $132, respectively. As of December 31, 2023, the weighted-average remaining lease term was 3.6 years, and the weighted-average discount rate was 15.6%. The Company did not obtain any right-of-use assets in exchange for new operating or financing lease liabilities during the three months ended December 31, 2023. There were no leases that had not yet commenced as of December 31, 2023 that will create significant additional rights and obligations for the Company.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2023:

Years ending September 30,

2024 (remaining nine months)	$401
2025	526
2026	545
2027	515
Total minimum lease payments	1,987
Less: imputed interest	(466)
Present value of future minimum lease payments	1,521
Less: current obligations under leases	(325)
Long-term lease obligations	$1,196

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

Note 14 — Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has unconditional purchase commitments for services which extend to various dates through September 2024. Future minimum payments under these unconditional purchase commitments as of December 31, 2023 totaled $984.

Loss Contingency

In fiscal year 2021, the Company recognized a liability for a contingent loss related to a business acquisition. The Company estimated the amount of the liability at $8,434, which was accrued in the condensed consolidated balance sheet as of September 30, 2022. In January 2023, the Company issued 1,233,108 shares of its common stock in settlement of this liability.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe it is currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that the Company believes would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of December 31, 2023 or September 30, 2023.

Note 15 — Income Taxes

The Company recorded a provision (benefit) for income taxes of $(1,280) and $31 for the three months ended December 31, 2023 and 2022, respectively. The provision (benefit) for income taxes for the three months ended December 31, 2023 and 2022 was calculated using the discrete year-to-date method. In connection with the acquisition of EMI, the Company recognized an additional deferred tax liability of $1,386 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the three months ended December 31, 2023 the Company recognized an income tax benefit of $1,280 for the resulting reduction in the valuation allowance on its deferred tax assets. For the three months ended December 31, 2022, the Company’s provision for income taxes differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

Note 16 — Equity

In connection with the Merger, the Company adopted its amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock.

Common Stock

The Company is authorized to issue 285,000,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock. Holders of Class A and Class B common stock are each entitled to receive ratably any dividends or distributions as may be declared from time to time by the board of directors. Each class of common stock is subordinate to the Company’s preferred stock with respect to rights upon liquidation of the Company. Neither class of common stock is redeemable at the option of the holders. The holders of Class A and Class B common stock are entitled to vote together as a single class, with each holder of outstanding shares of Class A Common Stock entitled to one vote for each share of Class A Common Stock and each holder of outstanding shares of Class B Common Stock entitled to ten votes for each share of Class B Common Stock. Holders of shares of Class B Common Stock may elect at any time to convert each outstanding share of Class B Common Stock into one share of Class A Common Stock. Shares of Class B Common Stock are also subject to automatic conversion into shares of Class A Common Stock upon the occurrence of certain events or, if not previously converted, upon the seventh anniversary of the Closing.

During the three months ended December 31, 2023, Legacy Mobix sold 482,171 shares of its common stock at various dates in private placements for net proceeds of $3,286. In connection with the issuance of these shares, Legacy Mobix also granted one investor a warrant to purchase 27,413 shares of common stock at a price of $0.01 per share. The warrant is immediately exercisable and has a term of one year. The Company determined the warrant to be a freestanding equity instrument with no subsequent remeasurement. The Company determined the amount recognized within additional paid-in capital by allocating the proceeds received among the shares of common stock and the warrant issued based on their relative fair values.

During the three months ended December 31, 2022, the Company sold 773,889 shares of its common stock at various dates in private placements for net proceeds of $5,295.

As of December 31, 2023, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	23,544,492
Reserve for conversion of Class B Common Stock	2,254,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants outstanding or issuable	3,295,020
Shares issuable under PIPE make-whole provision	1,052,030
Reserve for earnout shares	3,500,000
Stock options and RSUs outstanding	9,513,647
Awards available for grant under 2023 Equity Incentive Plan	2,290,183
Awards available for grant under 2023 Employee Stock Purchase Plan	858,935
Common stock available for issuance	229,690,792

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

Preferred Stock

In connection with the Merger, all outstanding shares of Legacy Mobix Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock were cancelled and converted into 2,254,901 shares of the Company’s Class B Common Stock.

The amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock, par value $0.00001, and the Company’s board of directors is authorized to designate one or more series of preferred stock, to fix the number of shares constituting any such series of preferred stock, and the powers, preferences and rights of any such series of preferred stock. Through December 31, 2023, the board of directors had not designated any such series of preferred stock and the Company had not issued any shares of preferred stock. As of December 31, 2023 no shares of preferred stock were outstanding.

The Company has never declared or paid any dividends on any class of its equity securities, and does not expect to do so in the near future.

Note 17 — Equity Incentive Plans

In connection with the Merger, the Company adopted of 2023 Equity Incentive Plan, which provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. The Company has reserved 2,290,183 shares of its Class A Common Stock for issuance under the terms of the 2023 Equity Incentive Plan. As of December 31, 2023, the Company had not issued any awards under this plan.

Also in connection with the Merger, the Company adopted the 2023 Employee Stock Purchase Plan to assist eligible employees in acquiring stock ownership in the Company. Under the 2023 Employee Stock Purchase Plan, eligible employees may elect to enroll in the plan, designate a portion of eligible compensation to be withheld by the Company during an offering period, and purchase shares of the Company’s Class A Common Stock at the end of such offering period. The price of the shares purchased shall not be less than 85% of the fair market value of a share on the enrollment date or on the purchase date, whichever is lower. The Company has reserved 858,935 shares of its Class A Common Stock for issuance under the terms of the 2023 Employee Stock Purchase Plan. As of December 31, 2023, the Company had not commenced any offering period nor sold any shares under this plan.

Prior to the Merger, Legacy Mobix had three equity incentive plans which provided for the issuance of stock-based compensation awards and immediately prior to the Merger, Legacy Mobix RSUs and stock options were outstanding under these plans. Under the terms of the 2023 Equity Incentive Plan, no further awards may be made under the Legacy Mobix equity incentive plans.

Restricted Stock Units

In connection with the Merger, all of Legacy Mobix’s RSUs were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

In November 2022, Legacy Mobix and certain of its officers and key employees agreed to enter into amended RSU agreements relating to an aggregate of 10,000,000 RSUs and in March 2023 and May 2023, Legacy Mobix and certain of its officers and key employees agreed to forfeit the 10,000,000 RSUs. The RSUs to these officers and key employees were replaced with a commitment from the Company, contingent upon closing of the Merger, to issue an aggregate of 5,000,000 RSUs (of which 1,000,000 were modified to common stock warrants upon the holder’s termination of employment) over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards is subject to both a service condition and a performance condition (completion of the Merger), the Company determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing.

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company is required to recognize the value of these awards over the requisite service period. During the three months ended December 31, 2023, the Company recognized stock-based compensation expense of $10,858 relating to these RSUs and warrants, which includes a catch-up for the portion of the service period completed prior to the performance condition being satisfied.

A summary of activity in the Company’s RSUs for the three months ended December 31, 2023 is as follows:

	Number of units	Weighted-Average Grant Date Fair Value per Unit

Outstanding at September 30, 2023	209,494	$6.84
Performance-based RSUs	4,000,000	$10.58
Vested	(104,748)	$6.84
Cancelled	—	$—
Outstanding at December 31, 2023	4,104,746	$10.48

No RSUs vested during the three months years ended December 31, 2022. Unrecognized compensation expense related to RSUs was $33,628 as of December 31, 2023 and is expected to be recognized over a weighted-average period of 3.9 years.

Stock Options

In connection with the Merger, all Legacy Mobix stock options were assumed by the Company and converted into the same number of stock options of the Company, with no change to their exercise prices, vesting conditions or other terms. Stock option activity for the three months ended December 31, 2023 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)

Outstanding at September 30, 2023	5,905,684	$4.28
Granted	32,200	$6.84
Exercised	(390,440)	$5.80
Expired	(138,543)	$5.99
Outstanding at December 31, 2023	5,408,901	$4.14	7.4

Exercisable at December 31, 2023	4,055,326	$3.29	7.0

The terms of stock option awards permit a “net share settlement” for exercises of stock options, at the Company’s discretion. Stock options exercised during the three months ended December 31, 2023 include options to purchase an aggregate of 390,440 shares which were exercised and settled for 168,235 shares of Class A Common Stock, with no cash proceeds to the Company.

Unrecognized stock-based compensation expense related to stock options, totaling $4,963 as of December 31, 2023, is expected to be recognized over a weighted-average period of 2.3 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2023 was $7,587 and $7,587, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2023 and 2022, was $1,639 and $0, respectively. The total fair value of options that vested during the three months ended December 31, 2023 and 2022 was $903 and $785, respectively.

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

The weighted-average grant date fair value of options granted during the three months ended December 31, 2023 and 2022 was $3.50 and $3.60, respectively. The fair value of stock options granted was estimated with the following assumptions:

	Three months ended December 31,
	2023		2022
	Range		Range
	Low	High	Low	High

Expected volatility	54.8%	55.6%	52.4%	53.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	4.4%	3.6%	4.2%
Expected term (years)	4.5	5.3	5.0	5.8

The condensed consolidated statements of operations and comprehensive income (loss) include stock-based compensation expense as follows:

	Three months ended December 31,
	2023	2022

Cost of revenue	$—	$11
Research and development	501	542
Selling, general and administrative	12,204	3,303
Total stock-based compensation expense	$12,705	$3,856

Note 18 — Net Income (Loss) Per Share

The Company computes net income (loss) per share of Class A and Class B Common Stock using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSUs and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net income (loss) per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net income (loss) per share of Class B Common Stock does not assume the conversion of those shares. In periods where the Company has a net loss, the weighted-average number of shares used in the computation of diluted net loss per share is the same as for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the computation as their impact is anti-dilutive.

	Three months ended December 31,
	2023		2022
	Class A	Class B	Common Stock

Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$834	$101	$(9,390)
Denominator:
Weighted-average shares outstanding	18,617,656	2,254,901	12,379,480
Basic net income (loss) per share	$0.04	$0.04	$(0.76)

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$834	$101	$(9,390)
Reallocation of net income as a result of conversion of Class B to Class A Common Stock	101	—	—
Reallocation of net income	—	(11)	—
Allocation of net income (loss)	935	90	(9,390)

Denominator:
Number of shares used in basic earnings per share calculation	18,617,656	2,254,901	12,379,480
Conversion of Class B to Class A Common Stock	2,254,901	—	—
Dilutive effect of stock options, warrants and RSUs	2,443,514	—	—
Number of shares used in per share computation	23,316,071	2,254,901	12,379,480
Diluted net income (loss) per share	$0.04	$0.04	$(0.76)

MOBIX LABS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited, in thousands, except share and per share amounts)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Placement Warrants, the Make-Whole Shares, and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net income (loss) per share. The Earnout Shares were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is based on a conversion contingency associated with the VWAP of the Class A Common Stock which had not been met, and the contingency was not resolved, during the periods presented herein. The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Three months ended December 31,
	2023	2022

Public Warrants and Private Warrants	9,000,000	—
Make-whole shares	1,052,030	—
Earnout shares	3,500,000	—
RSUs	—	10,984,241
Stock options	1,690,476	6,400,758
Convertible preferred stock (on an as-converted basis)	—	2,254,901
Common stock warrants	—	400,000
Convertible notes	—	131,072
	15,242,506	20,170,972

Note 19 — Concentrations

For the three months ended December 31, 2023, two customers accounted for 67% of the Company’s revenues. For the three months ended December 31, 2022, one customer accounted for 86% of the Company’s revenues. No other customer accounted for more than 10% of revenues in the respective periods. As of December 31, 2023, one customer had a balance due that represented 17% of the Company’s total accounts receivable. As of September 30, 2023, two customers had balances due that represented 97% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s revenues by geographic region, based on ship-to location, are summarized as follows:

	Three months ended December 31,
	2023	2022

United States	$268	$279
Czech Republic	17	185
Thailand	—	213
Other	—	2
Total net revenue	$285	$679

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

In January 2024, the Company reduced its workforce by approximately 35%, consisting of employees previously placed on temporary furlough during the fourth quarter of fiscal year 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included the Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current beliefs that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

All amounts herein are in thousands, except share and per share amounts.

Overview

Based in Irvine, California, we are a fabless semiconductor company developing disruptive mmWave 5G and C-Band wireless solutions and delivering connectivity and filtering products for next generation communications systems supporting the aerospace, military, and high reliability (“HiRel”) markets. To enhance our product portfolio we also intend to pursue acquisitions of companies and technologies that accelerate the speed, accessibility, and efficiency of communications solutions, and which will allow us to expand into strategically aligned industries. Our integrated circuits currently in development are designed to deliver significant advantages in performance, efficiency, size, and cost. Our True Xero active optical cables, which have been in production for several years and were acquired in the Cosemi Technologies, Inc. (“Cosemi”) acquisition, are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. Our electromagnetic filtering products, which were acquired in the EMI Solutions, Inc. (“EMI”) acquisition, are designed for, and are currently used in military and aerospace applications. These innovative technologies are designed for large and rapidly growing markets where there are increasing demands for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

On December 21, 2023, Chavant Capital Acquisition Corp. (“Chavant”) consummated the merger pursuant to the business combination agreement, dated November 15, 2022 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”), by and among Chavant, CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of Chavant (“Merger Sub”), and Mobix Labs, Inc. (“Legacy Mobix”), a Delaware corporation, pursuant to which, among other things, Merger Sub merged with and into Legacy Mobix, with Legacy Mobix surviving the merger as a wholly-owned direct subsidiary of Chavant (together with the other transactions related thereto, the “Merger”). In connection with the consummation of the Merger (the “Closing”), Chavant changed its name from “Chavant Capital Acquisition Corp.” to “Mobix Labs, Inc.” (the “Company”) and Legacy Mobix changed its name from “Mobix Labs, Inc.” to “Mobix Labs Operations, Inc.”

Throughout this discussion, unless otherwise noted or otherwise suggested by context, all references to “we,” “us” or “our” refer to Legacy Mobix prior to the consummation of the Merger, and to the Company and its subsidiaries after the consummation of the Merger.

We were founded with the goal of simplifying the development and maximizing the performance of wireless products by designing and developing high performance, cost-effective, and ultra-compact semiconductor components and solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions in diverse industry sectors, including aerospace, military and HiRel technology, as part of our commitment to enhancing communication services. We have developed or acquired an extensive intellectual property portfolio comprised of patents and trade secrets that are critical to commercializing our semiconductor and communications technologies. In leveraging our proprietary technology, we aim for our integrated circuits and components to serve large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military and HiRel products.

In 2021, we completed the acquisition of substantially all the assets including intellectual property of Cosemi, an Irvine, California-based global supplier of high-speed connectivity solutions. Cosemi’s intellectual property portfolio included a broad range of hybrid active optical cables and optical engines that deliver optimal connectivity to a wide range of applications, including home entertainment, gaming, augmented reality and virtual reality, video conferencing, medical, mobile devices and monitors, among others. The acquisition of Cosemi built the foundation for our current connectivity business. We believe the patented hybrid cable technology and optical chip solutions from Cosemi along with our innovative semiconductor technologies provide more opportunities in the C-Band and mmWave 5G market as the need for faster, more reliable data transmission becomes ever more apparent, whether it is for the data center, infrastructure, home entertainment or consumer electronics market.

Recent Developments

The Merger

We accounted for the Merger as a reverse recapitalization. Under this method of accounting, Chavant is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Mobix capital stock comprising a majority of the voting power of our common stock upon consummation of the Merger and having the ability to nominate the majority of our board of directors (the “Board”), Legacy Mobix’ senior management comprising our senior management, and Legacy Mobix’ operations comprising our ongoing operations. Accordingly, for accounting purposes, our financial statements represent a continuation of the financial statements of Legacy Mobix with the Merger being treated as the equivalent of Legacy Mobix issuing shares for the net assets of Chavant, accompanied by a recapitalization. We recognized the net assets of Chavant as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Our operations prior to the Merger are presented as those of Legacy Mobix and the accumulated deficit of Legacy Mobix has been carried forward after Closing. All issued and outstanding securities of Chavant at the time of the Closing were treated as issuances of securities by us upon the consummation of the Merger.

As a result of the Merger, we raised gross proceeds of $21,014, including the contribution of $1,264 of cash held in Chavant’s trust account and the $19,750 private investment in public equity (“PIPE”) at $10.00 per share of Chavant’s Class A Common Stock (“Class A Common Stock”). Our Class A Common Stock and Public Warrants (“Public Warrants”) began trading on The Nasdaq Stock Market LLC under the symbols “MOBX” and “MOBXW”, respectively, on December 22, 2023.

Acquisition of EMI Solutions, Inc.

On December 18, 2023, we completed the acquisition of EMI when we acquired all of the issued and outstanding common shares of EMI. EMI is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. We believe the acquisition of EMI will complement our existing product offerings, expand our customer base and allow us to deliver solutions that address a wider variety of applications and markets. Consideration for the acquisition of EMI consisted of 964,912 shares of Legacy Mobix common stock and $2,200 in cash. We valued the common stock at $8,856, based on the fair value of the Legacy Mobix common stock at the time of the acquisition. Additional details of our accounting for our acquisition of EMI are included in the notes to our unaudited condensed consolidated financial statements.

Cost Reductions

To address our capital limitations and focus our use of cash on the completion of the Merger, which closed on December 21, 2023, and our acquisition of EMI, which closed on December 18, 2023, we reduced our headcount and temporarily furloughed approximately half of our employees on an unpaid basis since the beginning of the fourth quarter of fiscal year 2023. We also reduced our use of outside services and other costs and deferred discretionary expenditures. As a result of these actions, we reduced our operating expenses—except for stock-based compensation expense—for the three months ended December 31, 2023 compared to our actual expenses for the three months ended September 30, 2023. In January 2024, we permanently reduced our headcount by approximately 35%, consisting of employees previously placed on temporary furlough.

Financing Activities

During the three months ended December 31, 2023, we had additional financing activity, principally consisting of the issuance of promissory notes, convertible notes and Legacy Mobix common stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

COVID-19 Pandemic, Supply Chain Disruptions and Impact of Inflation

The COVID-19 pandemic has caused, and may continue to cause, a disruption and restrictions on our ability to travel, temporary closures of our office buildings and the facilities of our customers or suppliers, cancellations or modification of events, and disruptions at our manufacturers and suppliers located in Vietnam, Taiwan and China, including the COVID-19 lockdown in Shanghai in the first half of 2022 that led to substantial delays in our supply chain in China. We have experienced delays in shipments and product launches that have negatively impacted our sales and operating results relating to our connectivity business, and any future delays, due to pandemics or otherwise, could have a materially negative effect in the future. We also experienced a decline in revenue for the year ended September 30, 2023 due to a decrease in product sales resulting from supply chain constraints that limited our ability to meet demand from our largest customer. In addition, the COVID-19 lockdown in Vietnam triggered operational and solvency challenges for our Vietnamese manufacturer beginning in the first half of calendar year 2023. In response, we transitioned to higher cost manufacturers in Taiwan in July 2023 to ramp up production. However, this shift has resulted, and will continue to result in, lower margins than expected.

To help mitigate the COVID-19 related disruptions at our contract manufacturers and suppliers where we experienced a delay in our supply chain to support our orders, we used higher cost shipping and manufacturing alternatives. Additional COVID-19 disruptions limited our supply availability forcing us to move to less cost-effective components and materials. The higher cost shipping and manufacturing alternatives and components and materials resulting from supply chain disruptions negatively impacted our gross margin more than we anticipated in our outlook for our business. These constraints continue to exist and are expected to continue to materially impact our gross margin percentage. We are continuing to implement operational measures to minimize the turnaround time in fulfilling our orders. We are also currently designing and plan to introduce lower cost products as alternatives with more competitively priced components, aiming to maintain performance standards. However, there can be no assurance that these efforts will be sufficient to offset the negative impact of supply chain disruptions on our gross margin and net income (loss).

In addition to general levels of inflation that we have experienced, we are also subject to risk of specific inflationary pressures due to the expected continuing impacts of the COVID-19 pandemic and related global supply chain disruptions, including increases in commodity prices for materials and components and shipping costs that have had a negative impact on our gross margin. If inflation remains high or increases, our gross margin and results of operations will be further negatively impacted. To mitigate the effect of inflation, as described above, we are designing and plan to introduce lower cost products as alternatives with more competitively priced components, aiming to maintain performance standards. In addition, we have qualified another Taiwanese manufacturer for our connectivity products to foster competition among our manufacturers. However, there can be no assurance that these efforts will be sufficient to offset the negative impact of inflation on our gross margin and net loss.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 and December 31, 2022

(dollars in thousands)	Three months ended December 31,		Change
	2023	2022	$	%

Net revenue
Product sales	$285	$679	(394)	(58)%

Costs and expenses
Cost of revenue	329	694	(365)	(53)%
Research and development	1,562	3,417	(1,855)	(54)%
Selling, general and administrative	15,663	5,794	9,869	170%

Loss from operations	(17,269)	(9,226)	(8,043)	87%

Interest expense	857	83	774	933%
Change in fair value of earnout liability	(24,764)	—	(24,764)	nm
Change in fair value of PIPE make-whole liability	2,904	—	2,904	nm
Change in fair value of private warrants	60	—	60	nm
Change in fair value of SAFEs	10	50	(40)	(80)%
Merger-related transaction costs expensed	4,009	—	4,009	nm

Income (loss) before income taxes	(345)	(9,359)	9,014	(96)%
Provision (benefit) for income taxes	(1,280)	31	(1,311)	nm

Net income (loss) and comprehensive income (loss)	$935	$(9,390)	$10,325	(110)%

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenues primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the three months ended December 31, 2023 and 2022). Sales and other taxes we collect, if any, are excluded from net revenue.

Our revenues fluctuate based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competitor price offerings, global economic conditions, and other factors.

Our net revenues were $285 for the three months ended December 31, 2023 compared to $679 for the three months ended December 31, 2022, a decrease of $394 or 58%. The change principally reflects a $462 decrease in sales of our connectivity products, driven by reduced demand from our largest customer during the three months ended December 31, 2023. The decrease in net revenues from our connectivity products was partially offset by net revenues of $68 from EMI, which we acquired on December 18, 2023.

Cost of Revenue

Cost of revenue includes costs of materials, contract manufacturing services for the assembly, testing and shipping products, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of revenue also includes employee compensation and benefits (including stock-based compensation) of employees engaged in the sourcing of products, facility costs and depreciation.

Cost of revenue was $329 for the three months ended December 31, 2023 compared to $694 for the three months ended December 31, 2022, a decrease of $365 or 53%. The change principally reflects a $413 decrease in cost of revenues for our connectivity products, driven by the decrease in sales volumes noted above. The decrease in cost of revenue for our connectivity products was partially offset by a $48 increase in cost of revenues from EMI.

Research and Development Expenses

Research and development expenses represent costs of our product design and development activities, including employee compensation and benefits (including stock-based compensation), outside services, design tools, supplies, facility costs, depreciation and amortization of acquired developed technology. We expense all research and development costs as incurred.

Research and development expenses were $1,562 for the three months ended December 31, 2023 compared to $3,417 for the three months ended December 31, 2022, a decrease of $1,855 or 54%. The decrease principally reflects lower employee compensation and benefits and lower costs for outside services resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include employee compensation and benefits (including stock-based compensation) of executive and administrative staff including human resources, accounting, information technology, sales and marketing, outside professional and legal fees, insurance, advertising and promotional programs, travel and entertainment, and facility costs.

Selling, general and administrative expenses were $15,663 for the three months ended December 31, 2023 compared to $5,794 for the three months ended December 31, 2022, an increase of $9,869 or 170%. The increase principally reflects an $8,901 increase in stock-based compensation expense and increased costs for outside services, which were partly offset by lower employee compensation and benefits which resulted from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023. The increase in stock-based compensation expense related to certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Prior to the Merger, we did not recognize any expense for these awards because completion of the Merger and vesting of the awards was not probable. Upon completion of the Merger, we concluded that the vesting of these awards was probable, and we recognized stock-based compensation expense of $10,858 for the portion of the service period that had elapsed from the date of the awards through December 31, 2023. We will recognize the remaining $41,642 cost of these awards ratably over the period through their vesting dates, which extend to December 2027.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $857 for the three months ended December 31, 2023 compared to $83 for the three months ended December 31, 2022, an increase of $774. The increase principally reflects costs of $729K for the three months ended December 31, 2023 representing the value of warrants to purchase shares of our common stock that we issued in connection with borrowings we made during the period.

Change in Fair Value of Earn-Out Liability

In connection with the Merger, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options will be entitled to receive an additional aggregate 3,500,000 shares of our Class A Common Stock based on the achievement of trading price targets following the Closing over a seven-year earnout period. We account for the earn-out shares as liability classified instruments because the events that determine the number of earn-out shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock and we remeasure the earn-out liability to its estimated fair value at the end of each reporting period. Additional information relating to the earn-out liability can be found in Note 3 of the notes to our unaudited condensed consolidated financial statements included herein.

We estimated the fair value the earn-out liability as of closing of the Merger at $33,559. As of December 31, 2023, none of the conditions for the issuance of any Earn-Out Shares had been achieved and we adjusted the carrying amount of the earn-out liability to its estimated fair value of $8,795. This decrease in the liability resulted in a non-cash gain of $24,764, principally due to the decrease in price of our Class A Common Stock between the Closing and December 31, 2023.

The fair value of the earn-out liability is based on a number of factors, including changes in the market price of our Class A Common Stock. We have experienced significant fluctuations in the market price of our Class A Common Stock in the period subsequent to the Closing, and may experience significant fluctuations in the future. Such price fluctuations will increase or decrease the value of the earn-out liability, and we will recognize corresponding losses or gains in our statements of operations and comprehensive income (loss), the amounts of which may be substantial.

Change in Fair Value of PIPE Make-Whole Liability

In connection with the Merger, we agreed to issue additional shares of our Class A Common Stock to the holders of 2,254,737 shares of our Class A Common Stock in the event that the volume-weighted average price per share of our Class A Common Stock during a specified period is less than $10.00 per share. In such a case, we would be obligated to issue up to 1,052,030 additional shares of our Class A Common Stock. We account for the make-whole shares as liability classified instruments because the events that determine the number of make-whole shares we will be obligated to issue are not solely indexed to our common stock and we remeasure the PIPE make-whole liability to its estimated fair value at the end of each reporting period. Additional information relating to the PIPE make-whole liability can be found in Note 3 of the notes to our unaudited condensed consolidated financial statements included herein.

We estimated the fair value the PIPE make-whole liability as of closing of the Merger at $2,071. As of December 31, 2023, the PIPE make-whole liability had not been settled and we adjusted the carrying amount of the make-whole liability to its estimated fair value of $4,975. This increase in the liability resulted in a non-cash loss of $2,904, principally due to the decrease in the price of our Class A Common Stock price between the Closing and December 31, 2023.

Future fluctuations in the market price of our Class A Common Stock will increase or decrease the value of the PIPE make-whole liability, and we will recognize corresponding losses or gains in our statements of operations and comprehensive income (loss), the amounts of which may be substantial.

Change in Fair Value Private Warrants

In connection with the Merger, we assumed 3,000,000 private warrants (the “Private Warrants”) originally issued by Chavant. Each warrant, as adjusted, entitles the holder to purchase one share of our Class A Common Stock at a price of $5.79 per share. The Private Warrants are exercisable at any time commencing thirty days after the completion of the Merger and terminating five years after the completion of the Merger.

We concluded that the Private Warrants do not meet the derivative scope exception because they contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and must be classified as a liability. At the time of Closing, we estimated the aggregate fair value of the Private Warrants and recognized a liability of $150. As of December 31, 2023, the Private Warrants remained outstanding and we adjusted the carrying amount of the liability to its estimated fair value of $210. This increase in the fair value of the liability resulted in a non-cash loss of $60. Future fluctuations in the market price of our Class A Common Stock and other factors may increase or decrease the value of the Private Warrants and we may be required to recognize similar losses or gains, the amounts of which may be substantial.

Change in Fair Value of SAFEs

We evaluated the SAFEs and concluded that the SAFEs are classified as liabilities in the condensed consolidated balance sheets. The SAFEs are initially recorded at their fair value and remeasured to fair value at each reporting date. We estimated the fair value of the SAFEs immediately prior to the Merger was $1,522 and for the three months ended December 31, 2023 we recognized a $10 loss for the increase in fair value of the SAFEs. In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into shares of our Class A Common Stock and the $1,522 fair value of the SAFEs was credited to equity, with no further gain or loss recognized. For the three months ended December 31, 2022, the estimated fair value of the SAFEs increased by $50, and we recognized a $50 loss. As of December 31 2023, no SAFEs remain outstanding.

Provision (Benefit) for Income Taxes

We account for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. We record a valuation allowance to reduce the carrying amounts of our deferred tax assets unless it is more likely than not that such assets will be realized.

For the three months ended December 31, 2023 we recognized an income tax benefit of $1,280 compared to a provision for income taxes of $31 for the three months ended December 31, 2022. In connection with our acquisition of EMI, we recognized an additional deferred tax liability of $1,386 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the three months ended December 31, 2023 we recognized an income tax benefit of $1,280 for the resulting reduction in the valuation allowance on our deferred tax assets. For the three months ended December 31, 2022, we did not recognize any tax benefit related to our pretax book loss of $9,359 principally because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the three months ended December 31, 2023 and 2022:

(dollars in thousands)	Three months ended December 31,		Change
	2023	2022	$

Net cash used in operating activities	$(3,596)	$(5,472)	$1,876
Net cash used in investing activities	(115)	(6)	(109)
Net cash provided by financing activities	18,418	5,943	12,475
Net increase in cash	14,707	465	$14,242
Cash, beginning of period	89	178
Cash, end of period	$14,796	$643

Operating Activities

For the three months ended December 31, 2023, net cash used in operating activities was $3,596, which included the impact of our net income of $935, net non-cash credits of $5,298 and net decreases in working capital items of $767. The net non-cash credits principally consisted of the $24,764 gain on the change in fair value of the earn-out liability and a deferred income tax benefit of $1,280, partially offset by stock-based compensation expense of $12,705 for stock options and restricted stock units, $4,009 of Merger related transaction costs expensed, a $2,904 loss on the change in the fair value of the PIPE make-whole liability, $729 of expense for the issuance of warrants in connection with borrowings and $350 of depreciation and amortization expense.

For the three months ended December 31, 2022, net cash used in operating activities was $5,472, which included the impact of our net loss of $9,390, net non-cash charges of $4,235 and net increases in working capital items of $317. The net non-cash charges principally consisted of the $3,856 of stock-based compensation expense for stock options and restricted stock units and $324 of depreciation and amortization expense.

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2023, of $115 consisted of payments or the acquisition EMI, net of acquired cash.

Net cash used in investing activities for the three months ended December 31, 2022 of $5 consisted of payments for the acquisition property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2023 of $18,418 consisted of the $21,014 proceeds from the merger and PIPE, $3,286 in proceeds from the issuance of common stock, and $446 in proceeds from issuance of notes payable and convertible notes. These amounts were partially offset by the payment of merger-related transaction costs of $5,966 and $362 of principal payments on notes payable (including payments of $344 on notes payable—related parties).

Net cash provided by financing activities for the three months ended December 31, 2022 of $5,943 consisted of $5,108 in proceeds from the issuance of common stock and $900 in proceeds from the exercise of common stock warrants, offset by the payment of merger-related transaction costs of $65.

Liquidity

As of December 31, 2023, our cash balance was $14,796 compared to $89 at September 30, 2023. We had a working capital deficit of $5,575 as of December 31, 2023 compared to a working capital deficit of $19,593 at September 30, 2023.

Our debt consists of notes payable with an aggregate amount of $1,503, 7% promissory notes—related parties with an aggregate principal amount of $3,349 and a note payable—related party with a principal amount of $100. The notes payable and the note payable—related party mature at various dates through November 2024 and are unsecured. One of the notes requires weekly payments of $4; the remainder of the notes do not require any principal payments prior to maturity. The 7% promissory notes—related parties reached their maturity date of July 2023 and are currently due.

Our total liabilities as of December 31, 2023 were $37,090 compared to $21,789 as of September 30, 2023. The increase in our total liabilities is principally due to the amounts we recognized for the earn-out liability and the PIPE make-whole liability, which totaled $13,770 as of December 31, 2023. The related agreements provide that the settlement of those liabilities is through the issuance of shares of our Class A Common Stock; we do not expect to make any cash payments in settlement of the earn-out liability and the PIPE make-whole liability.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,987 payable over the next four years, (ii) unconditional purchase commitments of $984 for services which extend to various dates through September 30, 2024, and (iii) deferred purchase consideration of $2,045 related to our acquisition on EMI, payable at various dates through June 2025.

Going Concern

We incurred a loss from operations of $17,269 for the three months ended December 31, 2023 and we incurred losses from operations of $35,544 and $23,714 for the years ended September 30, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $82,827. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations for at least the next twelve months.

While we will seek to raise additional capital, we cannot assure you that the necessary financing will be available on terms acceptable to us, or at all. If we raise funds by issuing equity securities, dilution to our existing stockholders may result. Any equity securities we issue may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, recent and potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

If we are unable to obtain additional financing, or if such transactions are successfully completed but do not provide adequate financing, we may be required to reduce our operating expenditures, which could adversely affect our business prospects, or we may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in accordance with U.S. GAAP requires that we make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require that we make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We base our estimates and judgments on historical experience, current economic and industry conditions and other factors that we believe to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

Our most critical accounting estimates include the assumptions we use in the determination of the fair value of the earn-out liability, the fair value of the PIPE make-whole liability, the fair value of common stock, stock-based compensation, the provision for income taxes and the measurement of definite-lived intangible assets.

Fair Value of Earn-Out Liability

We account for the earn-out shares as liability classified instruments because the events that determine the number of earn-out shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock and we remeasure the earn-out liability to its estimated fair value at the end of each reporting period.

We estimate the fair value of the earn-out liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earn-out conditions.

The following table summarizes the assumptions used in estimating the fair value of the earn-out liability at the respective dates:

	December 21, 2023 (Closing)	December 31, 2023

Stock price	$10.66	$4.02
Expected volatility	50%	50%
Risk-free rate	3.9%	3.9%
Contractual term	8 years	8 years

Fair Value of PIPE Make-Whole Liability

We account for the make-whole shares as liability classified instruments because the events that determine the number of make-whole shares we will be obligated to issue are not solely indexed to our common stock and we remeasure the PIPE make-whole liability to its estimated fair value at the end of each reporting period.

We use a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	December 31, 2023

Stock price	$10.17	$6.18
Expected volatility	49%	49%
Risk-free rate	5.4%	5.4%
Contractual term	4 months	4 months

Fair Value of Common Stock

The fair value of our common stock affects the accounting for, and measurement of, a number of transactions, including awards of stock-based compensation, sales of our common and preferred stock or warrants to purchase our common stock and business combinations. For periods prior to the Merger, there was no public market for our common stock and we determined the fair value of our common stock considering a number of objective and subjective factors, including: third-party valuations of our common stock, the valuation of comparable companies, sales of our common stock to outside investors in arms-length transactions, our forecasted financial performance, operational developments and milestones, the lack of marketability of our underlying common stock, the likelihood of achieving a liquidity event, and the general and industry specific economic outlook, among other factors. We determined the fair value of our common stock in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

The assumptions underlying our valuations represented our best estimates, which involve inherent uncertainties and the application of judgment. As a result, if factors or expected outcomes had changed, or if we had used significantly different assumptions or estimates, our stock-based compensation expense and equity-based valuations or the value of the business we acquired could have been materially different. Subsequent to the Merger, we determine the fair value of our common stock based on quoted market prices.

Stock-Based Compensation

Our stock-based compensation awards include stock options and restricted stock units. In some cases, other equity transactions, such as the sale of warrants to purchase our common stock are accounted for as equity-classified awards granted to employees. In each case, we must determine the fair value of the equity-based awards.

We estimate the fair value of stock options and warrants to purchase our common stock using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

●	the per share fair value of the underlying common stock;

●	the exercise price;

●	the risk-free interest rate;

●	the expected term;

●	expected stock price volatility over the expected term; and

●	the expected annual dividend yield.

We recognize the fair value of each stock option award as compensation expense on a straight-line basis over the requisite service period, which is typically four years. We have elected to account for forfeitures as they occur and initially record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, we will reverse previously recognized stock-based compensation expense in the period the award is forfeited.

Our restricted stock units entitle the holder to receive a number of shares of our common stock. The majority of our restricted stock units are subject to both service-based vesting conditions and performance conditions. We establish the fair value of each restricted stock unit based on the grant-date fair value of the underlying shares of our common stock. Our accounting for restricted stock units also requires that we evaluate the probability of achievement of applicable performance conditions. When we conclude that the achievement of a performance condition is not probable, we do not recognize any compensation cost for the restricted stock unit. We continually reevaluate the probability of achievement of performance conditions. If we subsequently determine the achievement of a performance condition is probable, we will be required to record a “catch-up” of previously unrecognized stock-based compensation expense, subject to any applicable time-based vesting.

We have also issued warrants to purchase common stock to employees and service providers in exchange for services to us and we determined that those warrants should be accounted for as equity-classified awards. We determined the fair value of these warrants at the date of issuance using the Black- Scholes option pricing model, based on the variables and assumptions discussed above, and recognized the fair value as stock-based compensation expense in our statements of operations and comprehensive loss.

We classify stock-based compensation expense in our statements of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

Provision for Income Taxes

We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We recognize the effect of a change in tax laws on deferred tax assets and liabilities in our results of operations in the period the new laws are enacted. We record a valuation allowance to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

We recognize liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. We recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. We measure the amount of tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement of an uncertain tax position are reflected in our statements of operations in the period in which the change in estimate occurs, based on new information not previously available.

Definite-Lived Intangible Assets

We have acquisition-related intangible assets consisting of developed technology, customer relationships, tradenames and backlog. We record amortization expense associated with each definite-lived acquisition-related intangible asset based on its estimated useful life. We also review our acquisition-related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes our regular review of our operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the acquisition-related intangible assets.

We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of the acquisition-related intangible asset is determined by comparing the forecasted undiscounted cash flows attributable to such acquisition-related intangible asset, including any cash flows upon their eventual disposition, to its carrying value. If the carrying value of the acquisition-related intangible asset exceeds the forecasted undiscounted cash flows, then the acquisition-related intangible asset is written down to its fair value.

Our impairment tests require that we apply judgment in estimating the amount and timing of future cash flows, discount rates, asset fair values and the expected useful lives of the acquisition-related intangible assets. To make these judgments, we may use internal undiscounted cash flow estimates, quoted market prices (if available) or other available data.

We did not record any impairment charges during the three months ended December 31, 2023 and 2022. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change, including those assumptions relating to the duration and severity of supply chain disruptions causing delays in shipments in our connectivity business, changes to backlog with our largest customer or other factors. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Smaller Reporting Company

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. If we continue to be a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from these certain reduced disclosure requirements that are available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of December 31, 2023. In the course of that evaluation, we identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, our insufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.

●	We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in our financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to our risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of account reconciliations and journal entries, (ii) maintaining appropriate segregation of duties, (iii) determining the appropriate grant date for stock options and evaluating the assumptions used within our Black-Scholes model to determine the fair value of option grants, and (iv) the review of the completeness and accuracy of the income tax provision and related disclosures. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in our financial statements and to ensure revenue transactions are recorded in the correct period.

●

We did not design and maintain effective controls to identify and account for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain effective controls to (i) timely identify, account for and value business combinations and asset acquisitions, including the associated tax implications and (ii) timely identify, account for and value our financing arrangements.

●	We did not design and maintain effective controls to verify transactions are properly authorized, executed, and accounted for, including transactions related to incentive compensation arrangements.

These material weaknesses resulted in adjustments related to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, and related accounts to these adjustments, as well as the purchase price allocation for our business combination, in the annual audited financial statements as of and for the years ended September 30, 2022 and 2021 and adjustments related to stock-based compensation expense and accrued expenses and other current liabilities in the interim financial statements as of and for the three-months ended December 31, 2023.

●

We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored, and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately. These deficiencies did not result in a misstatement to our financial statements.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We have begun an implementation plan to remediate these material weaknesses, which will result in significant future costs for the Company.

Those remediation measures will include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing controls over segregation of duties; (iii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iv) designing and implementing controls over the proper authorization of transactions, (v) designing and implementing controls to identify, account for, and value non-routine, unusual or complex transactions; (vi) designing and implementing formal accounting policies, procedures and controls supporting our financial close process, including controls over account reconciliations and journal entries; (vii) designing and implementing controls over determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model; (viii) designing and implementing controls over the completeness and accuracy of the income tax provision and related disclosure; (ix) designing and implementing controls over the classification and presentation of accounts and disclosures in our financial statements and to ensure revenue transactions are recorded in the correct period; (x) implementing a more sophisticated IT system, and (xi) designing and implementing IT general controls.

The material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 16, 2023, the law firm Rutan & Tucker, LLP (“Rutan”) initiated a lawsuit in Orange County Superior Court in California against Mobix Labs to recover approximately $700,000 in legal fees allegedly owed to Rutan by Cosemi, its former client, which fees were incurred in connection with Mobix Labs’ acquisition of Cosemi in 2021. Mobix Labs intends to vigorously defend itself in this litigation and is simultaneously pursuing a separate arbitration against Cosemi. Mobix Labs is unable to predict the final outcome of this matter but does not believe that it will have a material impact on its results of operations or financial position as Mobix Labs has recorded the amount in accounts payable on its condensed balance sheets as of September 30, 2023 and December 31, 2023.

From time to time, we have been, and may continue to be, subject to various claims, lawsuits and other legal and administrative proceedings that arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty, damages, fines, penalties, non-monetary sanctions or other relief. However, we do not consider any such claims, lawsuits, or proceedings currently pending, individually or in the aggregate, would be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 1A. Risk Factors.

The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the businesses of Mobix Labs.

Summary Risk Factors

Investments in our securities involve substantial risk. The occurrence of one or more of the events or circumstances described below alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:

Risks Related to Mobix Labs’ Business and Industry

●	Mobix Labs is an early-stage company, and its limited operating history makes it difficult to evaluate its future prospects and the risks and challenges it may encounter.

●	Mobix Labs cannot predict whether it will succeed in generating revenue growth or income from operations for the foreseeable future.

●	Mobix Labs has incurred losses in the operation of its business and anticipates that its expenses will increase and that it will continue to incur losses.

●	There is substantial doubt concerning Mobix Labs’ ability to continue as a going concern.

●	Mobix Labs may be unable to meet its future capital requirements, which could limit its ability to grow and jeopardize its ability to continue its business operations.

●	Mobix Labs will need to raise additional capital in the future in order to fund its operations and execute its business plan, which may not be available on terms acceptable to Mobix Labs, or at all, and which may result in dilution to stockholders.

●	Mobix Labs may fail to successfully acquire or integrate new businesses, products and technology, and may not realize expected benefits.

●	Mobix Labs’ semiconductor products are in development, and it does not expect to commence sale of these products until the 2025 calendar year.

●	Markets for Mobix Labs’ products are still developing and may not develop at the speed and scale as expected.

●	The markets for Mobix Labs’ products and solutions are highly competitive.

●	Mobix Labs has historically generated the majority of its revenues from one connectivity customer and expects that it will generate revenue from a limited number of customers in the near future; and the loss of any key customer could have a material adverse effect on its business.

●	Mobix Labs’ efforts to increase sales and diversify its customer base may not be successful.

●	Mobix Labs’ connectivity business requires significant working capital to purchase raw materials and a long sales cycle, and its efforts to further shift the working capital requirements may not be successful.

●	Mobix Labs’ future success will greatly depend on its ability to develop and successfully introduce new and enhanced products and solutions for its markets that meet the needs of its customers.

●	Mobix Labs’ gross margin and results of operations have been and may be adversely affected by the price increase of certain components due to inflation and supply chain constraints.

●	Mobix Labs’ financial condition and business could be adversely affected by the outbreak of a contagious disease, such as the COVID-19 pandemic which has had an impact on its operations.

●	Mobix Labs’ business strategy relies in part on acquisitions of companies, assets or technologies to create growth and increase cash flow.

●	Global political and economic uncertainty and adverse conditions related to suppliers and contract manufacturers outside of the United States on whom Mobix Labs relies could materially and adversely affect its business, financial condition and results of operations.

●	Mobix Labs relies heavily on third-party contractors in its operations, and if they do not perform their tasks effectively, Mobix Labs’ business, financial condition and results of operations will be adversely affected.

●	Mobix Labs identified material weaknesses in its internal control over financial reporting. If Mobix Labs is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations.

●	Mobix Labs’ business and operations could suffer in the event of a security breach involving its IT systems or confidential information.

Risks Related to Ownership of Mobix Labs’ Securities

●	The market price of the Mobix Labs’ securities may be volatile, and the value of its Class A Common Stock may decline.

●	The dual class structure of Mobix Labs’ Common Stock has the effect of concentrating voting control with the holders of Mobix Labs’ Class B Common Stock (“Class B Common Stock,” and together with Class A Common Stock, the “Common Stock), most of whom are Mobix Labs’ directors or management.

●	Mobix Labs’ management has limited experience in operating a public company.

●	Future sales of Class A Common Stock may cause the market price of the Class A Common Stock to drop significantly, even if Mobix Labs’ business is doing well.

●	The outstanding warrants are exercisable for Class A Common Stock, and, if exercised, would result in dilution to Mobix Labs’ stockholders.

●	Delaware law and provisions in the Charter and the Bylaws could make a takeover proposal more difficult.

●	In the event that Mobix Labs is unable to remain in compliance with Nasdaq’s continued listing standards, Nasdaq may delist Mobix Labs’ securities from trading on its exchange, which could limit investors’ ability to make transactions in Mobix Labs’ securities.

Risks Related to Mobix Labs’ Business and Industry

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

If Mobix Labs fails to address the risks and difficulties that it faces, including those associated with the challenges listed above as well as those described elsewhere in this “Risks Related to Mobix Labs’ Business and Industry” section, its business, financial condition and results of operations could be adversely affected. Further, because Mobix Labs has limited historical financial data and operates in a rapidly evolving and highly competitive market, any predictions about its future revenue and expenses may not be as accurate as they would be if Mobix Labs had a longer operating history or operated in a more predictable market. Mobix Labs has encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If Mobix Labs’ assumptions regarding these risks and uncertainties, which it uses to plan and operate its business, are incorrect or change, or if it does not address these risks successfully, its results of operations could differ materially from its expectations and its business, financial condition and results of operations could be adversely affected.

Mobix Labs cannot predict whether it will succeed in generating revenue growth or whether it will be able to generate income from operations for the foreseeable future.

Mobix Labs cannot predict whether it will succeed in generating revenue growth or whether it will be able to generate income from operations for the foreseeable future. Mobix Labs’ revenue has been, and will continue to be, adversely impacted by Mobix Labs’ inability to obtain sufficient finished goods to fill customer orders for its connectivity products and to maintain or increase its profit margins for its connectivity products due to manufacturing limitations, replacement costs and its capital constraints. Accordingly, Mobix Labs’ actual operating results have been, and Mobix Labs’ management expects that they will continue to be, significantly less favorable than those forecasted or projected.

Mobix Labs has incurred losses in the operation of its business and anticipates that its expenses, including those related to research and development activities, will increase and that it will continue to incur losses from operations in the near future. Mobix Labs may not achieve or generate income from operations for the foreseeable future.

Since inception, Mobix Labs has incurred operating losses and negative cash flows, primarily as a result of its ongoing investment in product development. For the fiscal years ended September 30, 2023 and 2022, Mobix Labs incurred losses from operations of $35.5 million and $23.7 million, respectively, and for the three months ended December 31, 2023 and 2022, Mobix Labs incurred losses from operations of $17.3 million and $9.2 million, respectively. As of December 31, 2023, Mobix Labs had an accumulated deficit of $82.8 million. Since December 31, 2023, Mobix Labs has continued to incur losses from operations, and Mobix Labs expects it will continue or increase expenses related to research and development activities and continue to incur losses from operations and negative cash flows from operations for the foreseeable future.

Mobix Labs may not achieve or generate sufficient income from operations to sustain itself. Even if Mobix Labs introduces its semiconductor products to market, increases its connectivity revenue and executes its acquisition strategy, it may incur substantial losses for reasons, including lack of demand for its products, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein.

There is substantial doubt concerning Mobix Labs’ ability to continue as a going concern.

As described in the preceding risk factor, Mobix Labs expects that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations. Mobix Labs believes that there is a substantial doubt concerning its ability to continue as a going concern and Mobix Labs does not currently have adequate liquidity to meet its operating needs and satisfy its obligations for at least the next twelve months. In addition, Mobix Labs’ independent registered public accounting firm included an explanatory paragraph in its report on Mobix Labs’ financial statements included in the Form 8-K filed with the SEC on December 28, 2023 (the “Form 8-K”) as to the substantial doubt concerning Mobix Labs’ ability to continue as a going concern.

As of the date of the issuance of Mobix Labs’ financial statements included elsewhere in this quarterly report, Mobix Labs does not have sufficient funds to meet its operating needs and satisfy its obligations for at least twelve months from the date of the issuance of its financial statements. There are no assurances that Mobix Labs will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue its operations and satisfy its obligations. If Mobix Labs raises funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If Mobix Labs raises funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on Mobix Labs’ operations. Without such additional funding, Mobix Labs will not be able to continue operations.

Any such events would have a material adverse effect on Mobix Labs’ financial position, results of operations, cash flows, and ability to achieve its intended business objectives.

Mobix Labs may be unable to meet its future capital requirements, which could limit its ability to grow and jeopardize its ability to continue its business operations.

In addition to its immediate liquidity needs described above, Mobix Labs operates in a capital-intensive industry, which requires significant cash to fund its operations on an ongoing basis, including research and development. Mobix Labs expects its capital expenditures to continue to be significant for the foreseeable future as it continues to develop and grow its business and commercialize its semiconductor products. While Mobix Labs is currently generating revenue from its connectivity and electromagnetic filtering products, Mobix Labs’ cash liquidity needs to commercially launch its semiconductor products and solutions and its cash liquidity needs after the launch of such semiconductor products will depend on the extent to which Mobix Labs’ actual costs vary from Mobix Labs’ estimates and Mobix Labs’ ability to control these costs and raise additional funds. Mobix Labs’ semiconductor products may never achieve commercial success and may not compete effectively with its competitors’ products. Any challenges in supplier re-engagements, delays in ramping capacity or labor or for sales and service engagements, rising prices of materials, or ongoing global supply chain disruptions may also increase the need for additional capital to launch Mobix Labs’ semiconductor products on time or may delay the launch of those products. Additional capital may be required to fund Mobix Labs’ acquisition strategy, operations, research, development and design efforts for Mobix Labs’ prospective products, including other next generation communication standards. In the future, the particular funding mechanisms, terms, timing and amounts are dependent on Mobix Labs’ assessment of opportunities available in the marketplace and the circumstances of the business at the relevant time.

Mobix Labs will need to raise additional capital in the future in order to execute its business plan, which may not be available on terms acceptable to Mobix Labs, or at all. Any fund-raising that involves the sale and issuance of equity securities can substantially dilute existing stockholders.

In the future, Mobix Labs will require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances, and it may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, Mobix Labs may issue equity or equity-linked securities to such current or potential customers or partners. Mobix Labs may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If Mobix Labs raises additional funds through the issuance of equity or convertible debt or other equity-linked securities or if it issues equity or equity-linked securities to current or potential customers to further business relationships, its existing stockholders could experience significant dilution. In addition, if Mobix Labs raises any funds through the issuance of additional securities, such issuance will also result in incremental dilution to the stockholders, and that dilution could be significant. Any debt financing obtained by Mobix Labs in the future may involve restrictive covenants limiting its capital raising activities and other financial and operational matters, which may make it more difficult for Mobix Labs to obtain additional capital and to pursue business opportunities, including potential acquisitions. If Mobix Labs is unable to obtain adequate financing or financing on terms satisfactory to Mobix Labs, when Mobix Labs requires it, Mobix Labs’ ability to continue to grow or support its business and to respond to business challenges could be significantly limited.

Mobix Labs may fail to successfully acquire or integrate new businesses, products, and technology, and may not realize expected benefits, or Mobix Labs’ business may be harmed.

Mobix Labs must continue to grow its businesses in response to changing technologies, customer demands, and competitive pressures. In some circumstances, Mobix Labs may decide to grow its business through the acquisition of complementary businesses, products, or technologies rather than through internal development. Most recently, in December 2023, Mobix Labs completed the acquisition of EMI Solutions and may fail to successfully recognize the synergies of the acquisition.

Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and Mobix Labs may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert Mobix Labs’ management and key personnel from its business operations, which could harm the business and affect financial results. Even if Mobix Labs completes an acquisition, it may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into Mobix Labs’ operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations or certifications, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for Mobix Labs to re-establish market access, regulatory compliance, or cure such deficiencies in product quality or intellectual property protection in such cases, which may have a material adverse impact on Mobix Labs’ business, financial condition, or results of operations.

Integrating an acquisition can also be expensive and time-consuming and may strain Mobix Labs’ resources. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, Mobix Labs may be unable to retain the employees of acquired companies or the acquired company’s customers, suppliers, distributors, or other partners for a variety of reasons, including that these entities may be Mobix Labs’ competitors or may have close relationships with Mobix Labs’ competitors. Failure to successfully integrate Mobix Labs’ acquisitions may have a material adverse impact on its business, financial condition, or results of operations.

Mobix Labs relies in part on its customers to design its semiconductor products. The nature of the design process requires Mobix Labs to incur expenses upfront, before customers commit to use its products and before Mobix Labs recognizes revenue from those expenses, which may adversely affect its financial results.

One of Mobix Labs’ primary focuses in commercializing its semiconductor products is on winning competitive bid selection processes, known as “design wins,” to develop components and solutions for use in its customers’ products. Mobix Labs devotes significant time and resources to working with its customers’ system designers to understand their future needs and to provide products that Mobix Labs believes will meet those needs, and these bid selection processes can be lengthy. If a customer’s system designer initially chooses a competitor’s product, it becomes significantly more difficult for Mobix Labs to sell its products for use in that system because changing suppliers can involve significant cost, time, effort and risk for Mobix Labs’ customers. Thus, Mobix Labs’ failure to win a competitive bid can result in its foregoing revenues from a given customer’s product line for the life of that product. In addition, design opportunities may be infrequent or delayed. Mobix Labs’ ability to compete in the future will depend, in large part, on its ability to design products to ensure compliance with its potential customers’ specifications. Mobix Labs expects to invest significant time and resources and to incur significant expenses to design its products to ensure compliance with relevant specifications.

Mobix Labs often incurs significant expenditures in the development of a new product without any assurance that its customers’ system designers will select its product for use in their applications. Mobix Labs often is required to anticipate which product designs will generate demand in advance of its customers expressly indicating a need for that particular design. Even if Mobix Labs’ customers’ system designers select its products, a substantial period of time will elapse before Mobix Labs generates revenues related to the significant expenses it has incurred.

The reasons for this delay generally include the following elements of Mobix Labs’ product sales and development cycle timeline and related influences:

●	Mobix Labs’ customers usually require a comprehensive technical evaluation of its products before they incorporate them into their designs;

●	it can take from six to eighteen months from the time Mobix Labs’ products are selected to commence commercial shipments; and

●	Mobix Labs’ customers may experience changed market conditions or product development issues.

The resources devoted to product development and sales and marketing may not generate material revenue for Mobix Labs, and from time to time, Mobix Labs may need to write off excess and obsolete inventory if it has produced products in anticipation of expected demand. Mobix Labs may spend resources on the development of products that its customers may not adopt. If Mobix Labs incurs significant expenses and investments in inventory that it is not able to recover, and it is not able to compensate for those expenses, Mobix Labs’ operating results will be adversely affected. In addition, if Mobix Labs sells its products at reduced prices in anticipation of cost reductions but still holds higher cost products in inventory, its operating results would be harmed.

Additionally, even if system designers use Mobix Labs’ products in their systems, Mobix Labs’ systems may not be commercially successful, and Mobix Labs may not receive significant revenue from the sales of its products for those systems. As a result, Mobix Labs may be unable to accurately forecast the volume and timing of its orders and revenues associated with any new product introductions, which could lead to volatility or material decreases in its revenues and materially adversely affect its results of operations and financial condition.

Mobix Labs’ semiconductor products are in development, and it does not expect to commence sale of these products until the 2025 calendar year, subject to its ability to raise additional capital. If Mobix Labs is unable to successfully develop and commercialize their wireless products and solutions, or experience significant delays in doing so, the commercialization of Mobix Labs’ semiconductor products may be delayed and Mobix Labs’ business, financial condition and results of operations will be materially adversely affected.

Mobix Labs’ growth depends on successfully developing and commercializing its semiconductor products and solutions. Mobix Labs’ semiconductor products and solutions are currently being developed, but it has not yet sold any semiconductor products. Although Mobix Labs expects to commence sale of its semiconductor products in the 2025 calendar year, this target is subject to Mobix Labs’ ability to raise additional capital. See “—Mobix Labs may be unable to meet its future capital requirements, which could limit its ability to grow and jeopardize its ability to continue its business operations.”

There is no contractual commitment on the part of any target customer to select Mobix Labs’ semiconductor products and solutions or when it will start to do so. The commercialization of Mobix Labs’ semiconductor products depends greatly on Mobix Labs’ successful development and commercialization of their wireless products.

If products incorporating Mobix Labs’ wireless technology are launched commercially but do not achieve widespread market acceptance, Mobix Labs will not be able to generate the revenue necessary to support its business.

The following factors, among others, may affect the level of market acceptance of Mobix Labs’ semiconductor products:

●	the price of wireless products incorporating Mobix Labs’ technology relative to other products or competing technologies;

●	industry or user perceptions of the convenience, safety, efficiency and benefits of Mobix Labs’ technology;

●	the effectiveness of sales and marketing efforts of Mobix Labs’ independent sales representative organizations and distributors, which Mobix Labs also refers to as its channel partners;

●	the support and rate of acceptance of Mobix Labs’ technology and solutions with Mobix Labs’ channel partners;

●	press and blog coverage, social media coverage and other publicity factors that are not within Mobix Labs’ control; and

●	regulatory developments.

If Mobix Labs is unable to achieve or maintain market acceptance of its technology, and if its products do not win widespread market acceptance, Mobix Labs’ business will be significantly harmed.

Mobix Labs’ customers generally require its products to undergo a lengthy and expensive qualification process, which does not assure product sales. If Mobix Labs is unsuccessful or delayed in qualifying these products with a customer, its business and operating results would suffer.

Prior to purchasing Mobix Labs’ products, its customers generally require that Mobix Labs’ products and solutions undergo extensive qualification processes, which involve testing of the products and solutions in the customers’ systems, as well as testing for reliability. This qualification process can take several months, and qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision in Mobix Labs’ third-party contractors’ manufacturing process or its selection of a new supplier may require a new qualification process with the customers, which may result in delays or in its holding excess or obsolete inventory. After Mobix Labs’ products are qualified, it can take several months or more before the customer commences volume production of components or systems, if at all, that incorporate Mobix Labs’ products. If Mobix Labs is unsuccessful or delayed in qualifying these products with a customer, sales of the products to the customer may be precluded or delayed, which may impede Mobix Labs’ growth and cause its business to suffer.

Markets for Mobix Labs’ products are still developing and may not develop at the speed and scale as expected.

The markets for Mobix Labs’ products designed for the 5G network are relatively new and still developing, which makes Mobix Labs’ business and future prospects difficult to evaluate, and thus the estimates and forecasts of total addressable market (“TAM”) and serviceable addressable market (“SAM”) are subject to significant uncertainty. Mobix Labs and its customers are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. Many of the wireless and wired applications Mobix Labs and its customers are working towards commercializing require complex technology and are subject to uncertainties with respect to, among other things, the heavy capital investment required to commercialize those applications, the competitive landscape, the rate of consumer acceptance and the impact of current or future regulations. Regulatory, safety or reliability developments, many of which are outside of Mobix Labs and its customers’ control, could also cause delays or otherwise impair commercial adoption of new technologies and solutions, which may adversely affect Mobix Labs’ growth.

Estimates and forecasts contained in the Form 8-K filed with the SEC on December 28, 2023 and other reports Mobix Labs has filed or will file with the SEC concerning the markets of wireless and wired applications Mobix Labs believes its products and solutions can serve, including estimates of the TAM and SAM of these markets, are based on industry publications and reports or other publicly available information as well as Mobix Labs management’s estimates and expectations. These estimates and forecasts involve a number of assumptions and limitations and are subject to significant uncertainty, and you are cautioned not to give them undue weight. Industry surveys and publications generally state that the information contained therein has been obtained from sources believed to be reliable, but those sources may not be accurate and complete. Mobix Labs’ estimates and forecasts are based on a variety of assumptions, including assumptions regarding market acceptance of its and its customers’ products and solutions and the manner in which the 5G technology and the new and rapidly evolving markets will develop. While Mobix Labs believes its assumptions and the data underlying its estimates and forecasts are reasonable, these assumptions and estimates may not be correct, and the conditions supporting its assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, its estimates and forecasts may prove to be incorrect. If third-party or internally generated data prove to be inaccurate or Mobix Labs makes errors in its assumptions based on that data, the TAM and SAM for its products and solutions may be smaller than it has estimated, its future growth opportunities and sales growth may be smaller than it estimates, and its future business, results of operations and financial condition may be adversely affected.

In addition, Mobix Labs’ semiconductor products have not been commercialized. It is difficult to predict customer acceptance and demand for Mobix Labs’ semiconductor products and solutions, customer retention and expansion rates, the entry of competitive products or the success of existing competitive products. As Mobix Labs develops its semiconductor products, it faces the risk that potential customers may not value or be willing to bear the cost of incorporating its products into their product offerings, particularly if they believe their customers are satisfied with prior offerings. Even if they believe Mobix Labs’ products contain improved features or allow superior performance, potential customers may be unwilling to adopt Mobix Labs’ products due to design or pricing constraints. Because of the extensive time and resources that Mobix Labs is investing in developing its semiconductor products, if it is unable to sell its semiconductor products and new generations of such products, Mobix Labs may continue to incur losses, and its business, financial condition, results of operations and growth prospects would be negatively affected.

If Mobix Labs is unable to manage and expand its growth or execute its growth strategies effectively, its business and prospects may be materially and adversely affected.

Mobix Labs may not be able to scale its business quickly enough to meet customer and market demand, which could result in lower profitability or cause it to fail to execute on its business strategies. In order to grow its business, Mobix Labs will need to continue to evolve and scale its business and operations to meet customer and market demand. Evolving and scaling its business and operations places increased demands on Mobix Labs’ management as well as its financial and operational resources to:

●	attract new customers and grow its customer base;

●	sell additional products and services to its existing customers, and reduce customer churn;

●	invest in its technology and product offerings;

●	effectively manage organizational change;

●	accelerate and/or refocus research and development activities;

●	increase sales and marketing efforts;

●	broaden customer support and services capabilities;

●	maintain or increase operational efficiencies;

●	implement appropriate operational and financial systems; and

●	maintain effective financial disclosure, controls and procedures.

If Mobix Labs cannot evolve and scale its business and operations effectively, it may not be able to execute its business strategies in a cost-effective manner, and its business, financial condition, profitability and results of operations could be adversely affected.

The markets for Mobix Labs’ semiconductor products and solutions are highly competitive, and some market participants have substantially greater resources. Mobix Labs competes against both established competitors and new market entrants with respect to, among other things, cost, technology and engineering resources.

The markets for semiconductor products and solutions are highly competitive. Large companies such as Qualcomm Inc., NXP Semiconductors, N.V., Qorvo, Inc., Skyworks Solutions, Inc., and Analog Devices Inc. have all offered products to address the radio frequency and mixed-signal portion of the 5G radios for connected devices. There are also a number of smaller companies looking to capitalize on the 5G market as well. These include companies such as Anokiwave, Otava Inc., Movandi Corporation and Mixcomm, which was acquired by Sivers Semiconductors. Mobix Labs’ future success in commercializing its semiconductor products and solutions will depend on whether it can deliver the technology, products and solutions solving its target customers’ engineering challenges and continue to develop semiconductor products and solutions in a timely manner and whether it can stay ahead of existing and new competitors. Mobix Labs’ competitors are numerous, and they compete with Mobix Labs directly by offering semiconductor products and solutions and indirectly by attempting to solve some of the same challenges with different technologies. Some of Mobix Labs’ existing competitors and potential new competitors have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, research and development, marketing and other resources than Mobix Labs does. As a result, Mobix Labs’ competitors may be able to respond more quickly and effectively than Mobix Labs can to new or changing opportunities, technologies, standards or customer requirements. In some cases, Mobix Labs’ competitors may be better positioned to initiate or withstand substantial price competition, and Mobix Labs may have to reduce its pricing to retain existing business or obtain new business. If Mobix Labs is not able to maintain favorable pricing for its products and solutions, its profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to Mobix Labs’ solution without incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, effectively negotiate other strategic relationships and take advantage of acquisition or other similar expansion opportunities. Competitors may also establish relationships or form alliances that could be detrimental to Mobix Labs’ competitive position.

Increased competition may result in pricing pressure and reduced margins and may impede Mobix Labs’ ability to increase the sales of its products or cause it to lose market share, any of which will adversely affect its business, results of operations and financial condition. Any failure to maintain existing relationships with target customer and channel partners, or otherwise to successfully compete, would also have a material adverse effect on its business, financial condition and results of operations.

Mobix Labs has historically generated the majority of its revenues from one connectivity customer and expects that it will generate revenue from a limited number of customers in the near future; and the loss of any key customer could have a material adverse effect on its business.

Mobix Labs has generated a substantial portion of its revenues from the sale of its connectivity products to Plantronics B.V., a global provider of video and phone solutions. This customer purchases connectivity products from Mobix Labs on a purchase order basis, and Mobix Labs does not have a long-term contract or commitment from this customer. The loss of this customer would have a material adverse impact on Mobix Labs’ results of operations and financial condition.

Mobix Labs is actively pursuing opportunities to integrate its semiconductor products and solutions into original equipment manufacturers’ (“OEM”) and original design manufacturers’ (“ODM”) development programs and wireless solutions. If Mobix Labs wins a competitive bid for a wireless application that has a wide market adoption, including for example, in the communication infrastructure area, that may allow Mobix Labs to generate significant revenue from a given customer’s product line for the life of that product. However, it usually requires a long sales cycle to engage a wireless customer and the engagement process is full of uncertainties. Mobix Labs expects to have a limited number of customers that are primarily OEMs and ODMs after its semiconductor products and solutions are commercialized, and the loss of any of these customers would have material adverse impact on Mobix Labs’ results of operations and financial condition.

Mobix Labs’ efforts to increase sales and diversify its customer base may not be successful or may take longer to take effect than anticipated.

As described in a preceding risk factor, substantially all of Mobix Labs’ total revenues have been generated from sales to one connectivity customer. Mobix Labs’ growth depends, in part, on its ability to diversify its customer base by increasing sales to customers that engage in the distribution and supply of connectivity or wireless products and solutions and effectively compete for the business of these customers. Mobix Labs will need to develop new products and enhancements to existing products and expand its direct and indirect sales, marketing, and customer service capabilities, which will result in increases in operating costs. If Mobix Labs cannot offset these increases in costs with an increase in its revenues, its operating results will be adversely affected. Mobix Labs may not be successful in increasing its sales, and any failure by Mobix Labs to diversify its customer base and to increase sales would adversely affect its growth.

Mobix Labs’ connectivity products and solutions are subject to intense competition, primarily from Chinese manufacturers. If customer preferences change to demand more lower-priced and commodity type products or if U.S. tariffs on the Chinese imports fall, Mobix Labs’ competitive advantage will be reduced.

The markets for Mobix Labs’ connectivity products and solutions are competitive and fragmented, and are subject to changing technology and shifting customer needs. A number of vendors produce and market products and services that compete to varying extents with Mobix Labs’ offerings, and Mobix Labs expects this competition to continue to intensify. The rapid rates of technological change affecting Mobix Labs’ connectivity market could increase the chances that it will face competition from new products or services designed by companies that it does not currently compete with. Moreover, Mobix Labs faces competition from its own customers as they may choose to invest in developing their own internal solutions.

The majority of active optical cables (“AOC”) suppliers today are based in China. Mobix Labs believes that many U.S.-based customers have concerns with respect to the overall quality of products produced by these suppliers and that it has benefited in its pricing due to global economic tensions and tariffs. Accordingly, Mobix Labs believes that it has enjoyed certain advantages from being a U.S.-based fabless company with manufacturing relationships in regions outside China, such as Taiwan, and with a focus on performance, quality and customization while maintaining competitive pricing in the AOC market. However, if market perception and customer preferences change, Chinese manufacturers and suppliers may be able to gain competitive advantage over Mobix Labs in offering lower-priced connectivity products. In addition, although Mobix Labs has manufacturing relationships outside China, it still depends on a contractor based in China to source most of the raw materials for its connectivity products, and Mobix Labs’ customers could view Mobix Labs as dependent on Chinese suppliers, which could erode Mobix Labs’ perceived competitive advantage with respect to Chinese competitors. If any of these events occurs, Mobix Labs may lose market share, and its business, financial condition and results of operations may be adversely affected.

Average selling prices of Mobix Labs’ products may decrease over time, which could negatively impact its revenue and gross margins.

Average selling prices of wireless and connectivity products in the markets Mobix Labs serves have historically decreased over time, and Mobix Labs expects such declines to affect its products over time. Accordingly, if competition increases in its target markets, Mobix Labs may need to reduce the average unit price of its products in anticipation of competitive pricing pressures, new product introductions by Mobix Labs or its competitors and for other reasons. Mobix Labs’ gross margins and financial results will suffer if it is unable to offset reductions in its average selling prices by reducing its costs, developing new or enhanced products on a timely basis with higher selling prices or gross margins, or increasing its sales volumes.

Mobix Labs operates in industries that are subject to significant fluctuation in supply and demand and ultimately pricing, which affects its revenue and profitability.

The wireless and connectivity industries that Mobix Labs serves are characterized by rapid technological change, high capital expenditures, short product life cycles, continuous advancements in process technologies and manufacturing facilities, evolving standards and fluctuations in product supply and demand. As the markets for Mobix Labs’ products develop and mature, additional fluctuations may result from variability and consolidations within the industries’ customer base. Public emergencies such as COVID-19, increasing global geological risks and economic instability that are outside Mobix Labs’ control may also cause abrupt or lasting fluctuations. These fluctuations could result in lower product demand, production overcapacity, higher inventory levels and aggressive pricing actions by Mobix Labs’ competitors. These fluctuations could also result in higher demand for key components and equipment used in, or in the manufacture of, Mobix Labs’ products, resulting in longer lead times, supply delays and production disruptions. Any of these fluctuations could have a material negative impact on Mobix Labs’ business, results of operations or financial condition.

Mobix Labs’ connectivity business requires significant working capital to purchase raw materials and a long sales cycle, and its efforts to further shift the working capital requirements to its manufacturers may not be successful or may take longer to take effect than anticipated.

Mobix Labs’ connectivity business requires significant amounts of working capital to purchase raw materials. Although Mobix Labs has shifted some of the upfront working capital requirements to its manufacturers by nature of its existing payment terms, Mobix Labs’ attempt to further shift some of the upfront working capital requirements to its manufacturers through new contractual arrangements with them may not succeed. To the extent Mobix Labs is unable to further shift its working capital requirements to its manufacturers, it may face delays in Mobix Labs’ ability to fulfill orders.

Mobix Labs’ future success will greatly depend on its ability to develop and successfully introduce new and enhanced products and solutions for its markets that meet the needs of its customers.

Mobix Labs’ sales of its semiconductor and connectivity products depend on its ability to anticipate its existing and prospective customers’ needs and develop products that address those needs. Mobix Labs’ future success will depend on its ability to introduce new products for the wireless and connectivity markets, anticipate improvements and enhancements in wireless and connectivity technology and wireless and connectivity standards, and to develop semiconductor and connectivity products that are competitive in rapidly changing industries. In furtherance of these efforts, Mobix Labs expects to invest significantly in ongoing research and development. If Mobix Labs does not adequately fund its research and development efforts, or if its research and development investments do not translate into material enhancements to its products, Mobix Labs may not be able to compete effectively, and its business, results of operations, and financial condition may be harmed.

Moreover, the introduction of new products and product enhancements will require coordination of Mobix Labs’ efforts with those of its customers, suppliers and manufacturers to achieve volume production and to support those products when they are in the field. If Mobix Labs fails to coordinate these efforts, develop product enhancements or introduce new products that meet the needs of its customers as scheduled, its cash flow may be materially and adversely affected, and its business and prospects may be harmed. Mobix Labs’ product introductions may not meet their anticipated release schedules, or its products may not be competitive in the market, either of which would adversely affect its revenues, results of operations and prospects.

Furthermore, given the rapidly evolving nature of the markets in which Mobix Labs competes, Mobix Labs’ products and technology could be rendered obsolete by alternative or competing technologies. The markets in which Mobix Labs operates are characterized by changing technology and evolving industry standards, which includes the introduction and implementation of emerging 5G cellular standards. Despite Mobix Labs’ management’s years of experience in meeting customer design requirements with technological solutions, Mobix Labs may not be successful in identifying, developing and marketing products or systems that respond to rapid technological change, evolving technical standards and systems developed by others. Mobix Labs’ competitors may develop technology that better meets the needs of its customers. If Mobix Labs does not continue to develop, manufacture and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and its growth prospects may be harmed.

The consolidation or vertical integration of Mobix Labs’ customers may adversely affect its financial results.

Mobix Labs’ industry is characterized by the high costs associated with developing marketable semiconductor products and solutions as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over Mobix Labs, including, but not limited to, substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer operating histories; presence in key markets; patent protection; and greater name recognition. In addition, Mobix Labs may be at a competitive disadvantage to its peers if it fails to identify attractive opportunities to acquire companies to expand its business. Consolidation among Mobix Labs’ competitors and integration among its customers could erode its market share, negatively impact its capacity to compete and require it to restructure its operations, any of which could have a material adverse effect on its business.

Mobix Labs generally does not obtain long-term purchase commitments from its customers, and if its customers cancel or change their purchase orders, its revenue and operating results could suffer.

Substantially all of Mobix Labs’ sales to date have been made on a purchase order basis. With limited exceptions, Mobix Labs generally does not obtain long-term commitments with its customers. Mobix Labs arrangements with its customers permit its customers to cancel, change or delay their product purchase orders upon specified notice and subject to negotiated limitations. In some cases, its customers may cancel purchase orders on relatively short notice to Mobix Labs and without penalty to them. In addition, customers may delay delivery of orders to a subsequent fiscal quarter. Mobix Labs’ revenue and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of its customers, including its largest customer from which Mobix Labs derives substantially all of its revenue from the sale of connectivity products. As Mobix Labs develops customer relationships for both wireless and connectivity products, its customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited notice, may change the terms on which they are prepared to do business with it or may decide not to continue to purchase its products at all, any of which could cause its revenue to decline materially and materially harm its business, financial condition and results of operations. Cancellations of, reductions in or rescheduling of customer orders could also result in the loss of anticipated sales without allowing Mobix Labs sufficient time to reduce its inventory and operating expenses, as a substantial portion of its expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose Mobix Labs to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect Mobix Labs’ business, financial condition and results of operations.

Defects in Mobix Labs’ products or poor design and engineering solutions could result in lost sales and subject it to substantial liability.

If Mobix Labs’ products perform poorly, whether due to design, engineering or other reasons, Mobix Labs could lose sales. In certain cases, if Mobix Labs’ products are found to be the component that leads to failure or a failure to meet the performance specifications of its customer, Mobix Labs could be required to pay monetary damages to its customer. Real or perceived defects or errors in Mobix Labs’ products could result in claims by channel partners or customers for losses they may sustain. If channel partners or customers make these types of claims, Mobix Labs may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct the problem, including warranty and repair costs, and costs associated with remanufacturing its inventory. Liability provisions in Mobix Labs’ standard terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect it from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds may divert the attention of certain of Mobix Labs’ engineering personnel from its product development efforts, damage its reputation and the reputation of its products, cause significant customer relations problems and result in product liability claims. Mobix Labs maintains insurance to protect against certain types of claims associated with the use of its products, but its insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. Mobix Labs also may incur costs and expenses relating to a recall of one or more of its products. In addition, Mobix Labs’ products could be subject to recalls directly or indirectly through the recall of products of its customers in which Mobix Labs’ products may be embedded. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources, and Mobix Labs may incur significant replacement costs, contract damage claims from its customers and significant harm to its reputation. The occurrence of these problems could result in the delay or loss of market acceptance of Mobix Labs’ products and could adversely affect its business, operating results and financial condition.

Mobix Labs depends on third-party offshore manufacturers for producing many of its products, and in the event of a disruption in its supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

As a fabless company, Mobix Labs does not manufacture its own semiconductor or connectivity products and currently relies on offshore manufacturers to produce its products. Mobix Labs cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of Mobix Labs’ competitors or another company that is not interested in continuing to produce these products for Mobix Labs’ intended purpose. Mobix Labs’ reliance on offshore manufacturers subjects it to a number of risks that include, among other things:

●	the interruption of supply resulting from modifications to or discontinuation of a manufacturer’s operations;

●	delays in product shipments resulting from uncorrected defects, reliability issues or a manufacturer’s variation in a component;

●	a lack of long-term supply arrangements with its manufacturers;

●	a delay in delivery due to its suppliers’ prioritizing other customer orders over Mobix Labs’;

●	damage to its reputation caused by defective products produced by its suppliers;

●	fluctuation in delivery by its suppliers due to changes in demand from its or their other customers;

●	interruptions, shortages, delivery delays and potential discontinuation of supply as a result of any recurrence of pandemics such as COVID-19, or other reasons outside Mobix Labs’ control;

●	political, legal and economic changes, crises or instability and civil unrest in the jurisdictions where Mobix Labs’ manufacturers’ plants are located, such as changes in China-Taiwan relations that may adversely affect Mobix Labs’ manufacturers’ operations in Taiwan;

●	currency conversion risks and exchange rate fluctuations; and

●	compliance requirements of U.S. customs and international trade regulations.

Although Mobix Labs’ semiconductor and connectivity products could be produced by other manufacturers, any attempt to transition its supply arrangement to one or more other manufacturers could entail significant coordination and expense and could lead to delays in production. If Mobix Labs is unable to arrange for sufficient production capacity among its contract manufacturers or if its contract manufacturers encounter production, quality, financial, or other difficulties, Mobix Labs may encounter difficulty in meeting customer demands as it seeks alternative sources of supply, or it may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. Any alternative manufacturers may be unable or unwilling to meet Mobix Labs’ and its customers’ specifications. In addition, Mobix Labs may experience supply shortages from some of its suppliers such as what it experienced as a result of the COVID-19 lockdown in China. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions that could damage Mobix Labs’ business, financial condition. If any of the risks discussed above materialize, costs could significantly increase, and Mobix Labs’ ability to meet demand for its products could be impacted.

Mobix Labs’ gross margin and results of operations have been and may be adversely affected by price increases of certain components due to inflation and supply chain constraints.

Increases in Mobix Labs’ costs that are beyond its control, including items such as increases in commodity prices for materials and components that are directly or indirectly related to the production and distribution of Mobix Labs’ products have negatively impacted, and continue to negatively impact, Mobix Labs’ financial results. These increased costs could include increases in materials and components, fuel and transportation costs (including shipping surcharges), higher interest rates, increases in losses from damaged merchandise, inflation, fluctuations in foreign currency rates, higher costs of labor, labor disputes around the world, increases in the costs of insurance (including the potential for increased insurance premiums), worker’s compensation claim costs, increased incremental costs of doing business as a result of any public health emergency such as COVID-19, increases in marketing and sales costs, higher tax rates and the cost of compliance with changes in laws and regulations, including accounting standards, in particular after it becomes a public company. In addition to general levels of inflation that Mobix Labs has experienced, it is also subject to risk of specific inflationary pressures on product prices due to, for example, any continuing impacts of the COVID-19 pandemic, related global supply chain disruptions and the uncertain economic and geopolitical environment. If inflation remains high or increases, Mobix Labs may not be able to adjust prices sufficiently to offset the effect without negatively impacting its gross margin and results of operations. Mobix Labs’ failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to fulfill all customer orders in accordance with expectations could negatively impact Mobix Labs’ financial performance.

Mobix Labs’ financial condition and business could be adversely affected by the outbreak of a contagious disease, such as the COVID-19 pandemic, which has had an impact on its business operations, including the COVID-19 lockdown in Shanghai in the first half of 2022 that led to substantial delays to its supply chain in China, and Mobix Labs’ business could continue to be materially adversely affected, directly or indirectly.

Mobix Labs’ business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of COVID-19, which has created considerable instability and disruption in the U.S. and world economies. COVID-19 and its related effects on Mobix Labs’ business have had a material and adverse effect on its business operations, and its business could continue to be materially affected, directly or indirectly.

Governmental authorities around the world took a variety of actions in an effort to slow a contagious disease such as COVID-19’s spread, resulting in business closures and limits on consumer and employee travel. Any future outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on Mobix Labs’ business operations. Specifically, the COVID-19 pandemic caused, and may continue to cause, a disruption and restrictions on Mobix Labs’ ability to travel, temporary closures of its office buildings and the facilities of its customers or suppliers, cancellations or modification of events, and disruptions at its manufacturers and suppliers located in Vietnam, Taiwan and China, including the COVID-19 lockdown in Shanghai in the first half of 2022 that led to substantial delays in Mobix Labs’ supply chain in China. Mobix Labs has experienced delays in shipments and product launches that have negatively impacted Mobix Labs’ sales and operating results relating to its connectivity business, and any future delays, due to pandemics or otherwise, could have a negative effect in the future. To the extent the COVID-19 pandemic continues to adversely affect Mobix Labs’ business and financial results, or any future pandemic adversely affects its business and financial results, this may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Mobix Labs’ business strategy relies in part on acquisitions of companies, assets or technologies to create growth and increase cash flow. Mobix Labs may not be able to consummate planned strategic acquisitions or fully realize anticipated benefits from past or future acquisitions or investments.

Mobix Labs engages in acquisitions and other strategic transactions, and makes investments, which it believes are important to the future of its business. From time to time, Mobix Labs acquires businesses and other assets, including patents, technology and other intangible assets, or other strategic transactions. For example, the acquisition of Cosemi built the foundation of Mobix Labs’ current connectivity business. More recently, Mobix Labs acquired EMI Solutions, consistent with Mobix Labs’ strategy of pursuing acquisitions of complementary businesses. Mobix Labs’ strategic activities are generally focused on opening or expanding opportunities for its products and technologies and supporting the design and introduction of new products (or enhancing existing products). Many of Mobix Labs’ strategic activities entail a high degree of risk and require the use of significant amounts of capital. Mobix Labs’ strategic activities may not generate financial returns or result in increased adoption or continued use of its technologies or products. Mobix Labs may underestimate the costs or overestimate the benefits, including product, revenue, cost and other synergies and growth opportunities that it expects to realize, and it may not achieve those benefits. In addition, Mobix Labs may in the future record impairment or other charges related to its strategic activities. Any losses or impairment charges that Mobix Labs incurs related to strategic activities may have a negative impact on its financial condition, and Mobix Labs may incur new losses related to strategic assets or investments that it has not fully impaired or exited.

Achieving the anticipated benefits of business acquisitions depends in part upon Mobix Labs’ ability to integrate the businesses in an efficient and effective manner and achieve anticipated synergies, and it may not be successful in these efforts. Such integration is complex and time consuming and involves significant challenges, including, among others:

●	retaining key employees;

●	successfully integrating new employees, facilities, technology, products, processes, operations (including supply and manufacturing operations), sales and distribution channels and business systems;

●	retaining customers and suppliers of the businesses;

●	minimizing the diversion of management’s attention from ongoing business matters; and

●	managing the increased scale, complexity and globalization of Mobix Labs’ business, operations and employee base.

Mobix Labs may not derive commercial value from its acquisitions, and it may be subject to liabilities that are not covered by indemnification protection that it may obtain and it may become subject to litigation. Additionally, Mobix Labs may not be successful in entering or expanding into new sales or distribution channels, geographic regions, industries and applications served by or adjacent to the acquired businesses or in addressing potential new opportunities that may arise out of its strategic acquisitions.

If Mobix Labs does not achieve the anticipated benefits of business acquisitions or other strategic activities, its business and results of operations may be adversely affected.

Mobix Labs’ future acquisitions and other strategic investments may require approval by the United States and/or foreign government agencies. Certain agencies may deny or fail to approve its acquisitions in a timely manner, resulting in Mobix Labs’ not realizing the anticipated benefits of the proposed transaction. Future acquisitions or other strategic investments may be more difficult, complex or expensive if Mobix Labs’ reputation for its ability to consummate acquisitions has been harmed. Further, to the extent U.S.-China relations remain strained, Mobix Labs’ ability to consummate any transaction that would require approval from a regulatory agency in China may be severely impacted.

Mobix Labs is exposed to potential impairment charges on certain assets.

Mobix Labs had approximately $10.8 million of goodwill and $11.6 million of intangible assets on its balance sheet as of December 31, 2023. Under GAAP, Mobix Labs is required to review its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Mobix Labs performs an annual assessment of goodwill during its fiscal fourth quarter, and it also assesses the impairment of goodwill on an interim basis whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Mobix Labs could incur significant goodwill or intangible impairment charges, which could negatively impact its financial results.

Mobix Labs’ ability to effectively manage its anticipated growth and expansion of its operations will also require it to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources.

Mobix Labs continues to make investments and implement initiatives designed to grow its business, including:

●	investing in R&D;

●	developing a highly skilled workforce;

●	expanding its sales and marketing efforts to attract new customers;

●	investing in new applications and markets for its products;

●	partnering with third parties to develop manufacturing processes; and

●	investing in legal, accounting, and other administrative functions necessary to support its operations as a public company.

These initiatives may prove more expensive than Mobix Labs currently anticipates, and Mobix Labs may not succeed in increasing its revenue, if at all, in an amount sufficient to offset these higher expenses and to achieve and maintain profitability. Some market opportunities Mobix Labs is pursuing are at an early stage of development, and it may be many years before the markets demand for its products at scale, if at all. Mobix Labs’ revenue may be adversely affected for a number of reasons, including the development and/or market acceptance of new technology that competes with its products, failure of Mobix Labs’ customers to develop and commercialize the programs that include Mobix Labs’ products or technology, Mobix Labs’ inability to effectively manage its inventory or manufacture products at scale, Mobix Labs’ inability to enter new markets or help its customers adapt its products for new applications or Mobix Labs’ failure to attract new customers or expand orders from existing customers or increasing competition. Furthermore, it is difficult to predict the size and growth rate of Mobix Labs’ target markets, customer demand for its semiconductor products, commercialization timelines, developments in related technology, the entry of competitive products, or the success of existing products and solutions. For these reasons, Mobix Labs does not expect to achieve profitability over the near term. If Mobix Labs’ revenue does not grow over the long term, its ability to achieve and maintain profitability may be adversely affected, and the value of its business may significantly decrease.

Recently, to address its capital limitations and focus its use of cash on the completion of the Merger, Mobix Labs has reduced headcount and temporarily furloughed approximately half of its employees on an unpaid basis since the beginning of the fourth quarter of fiscal year 2023. In January 2024, Mobix Labs permanently reduced its headcount by approximately 35%, consisting of employees previously placed on temporary furlough. Mobix Labs also reduced its use of outside services and other costs and deferred discretionary expenditures. If Mobix Labs is required to further reduce additional headcount, this could continue to have a material adverse effect on Mobix Labs’ business, growth and prospects.

Mobix Labs’ ability to effectively manage its anticipated growth and expansion of operations will also require it to enhance its operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Mobix Labs’ future financial performance and ability to execute on its business plan will depend, in part, on its ability to effectively manage any future growth and expansion. There are no guarantees Mobix Labs will be able to do so in an efficient or timely manner, or at all.

Global political and economic uncertainty and adverse conditions related to suppliers and contract manufacturers outside of the United States on whom Mobix Labs relies could materially and adversely affect its business, financial condition and results of operations.

Mobix Labs has used contract manufacturing facilities outside the United States, including in Taiwan and Vietnam. It also sources materials for its connectivity products and packages and tests its semiconductor products in China. It has third-party contractors, including engineers, in Canada, Asia and Australia. A portion of Mobix Labs’ revenue is derived from international markets, and Mobix Labs expects that international sales will account for a portion of its revenue in the future. Risks associated with Mobix Labs’ international business operations include the following:

●	political, legal and economic changes, crises or instability and civil unrest in markets in which Mobix Labs does business, such as potential macroeconomic weakness related to trade and political disputes between the United States and China, further deterioration in China-Taiwan relations that may adversely affect Mobix Labs’ manufacturers’ operations in Taiwan, Mobix Labs’ customers and the technology industry supply chain;

●	compliance requirements of U.S. customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;

●	currency conversion risks and exchange rate and interest rate fluctuations;

●	trade policy disputes or restrictions, economic and trade sanctions, import or export tariffs, changes to export control regulations or other restrictions imposed by the U.S. government or by the governments of the countries in which Mobix Labs does business, especially China;

●	complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-bribery and anti-corruption compliance, and environmental compliance;

●	economic disruption from terrorism and threats of terrorism and the response to them by the United States and its allies;

●	increased managerial complexities, including different employment practices and labor issues;

●	changes in immigration laws, regulations and procedures and enforcement practices of various government agencies;

●	difficulty registering, enforcing, maintaining and protecting intellectual property rights and weaker laws protecting such rights;

●	natural disasters or public health emergencies, such as the COVID-19 pandemic;

●	transportation disruptions and delays and increases in labor and transportation costs;

●	changes to foreign taxes, tariffs and freight rates;

●	fluctuations in raw material costs and energy costs; and

●	Greater difficulty in accounts receivable collections and longer collection periods.

Any of these risks, or any other risks related to international business operations, could materially adversely affect Mobix Labs’ business, financial condition, results of operations and growth prospects.

In addition, although Mobix Labs does not sell its products or have manufacturing operations in China, it sources materials for its connectivity products and packages and tests its semiconductor products in China and is otherwise exposed to business, economic, political, legal, regulatory and other risks through its international operations, including changes in China-Taiwan relations that may adversely affect its contracted manufacturing in Taiwan and supply chain in China and Taiwan, which could adversely affect its business, financial condition and results of operations. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which have had and may continue to have an adverse effect on Mobix Labs’ business plans and operating results. In addition, expanded export restrictions may limit Mobix Labs’ ability to sell to certain Chinese companies and to third parties that do business with those companies.

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect Mobix Labs’ business, results of operations, financial condition and growth.

Mobix Labs is subject to governmental export and import control laws and regulations. Mobix Labs’ failure to comply with these laws and regulations could have an adverse effect on its business, prospects, financial condition and results of operations.

Mobix Labs’ technology and products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and U.S. import and customs regulations. In addition, Mobix Labs is subject to various economic and trade sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. import/export control laws and regulations and economic sanctions may prohibit or restrict the shipment of certain products, software, technology and services to U.S. embargoed or sanctioned countries, governments and persons. Complying with import/export control and sanctions regulations may limit where, and with whom, Mobix Labs may do business. Furthermore, compliance with such laws and regulations may be time-consuming and result in the delay or loss of sales opportunities. Exports of Mobix Labs’ products and technology must be made in compliance with these laws and regulations. If Mobix Labs fails to comply with these laws and regulations, Mobix Labs and its employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on Mobix Labs and responsible personnel, and, in extreme cases, the incarceration of responsible personnel.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on Mobix Labs’ business, financial condition and results of operations.

Changes in global political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where Mobix Labs may purchase its components, manufacture or sell its products or conduct its business could adversely affect Mobix Labs’ business. In recent years, the United States has instituted or proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries where Mobix Labs conducts its business or plans to conduct business, including China, where Mobix Labs sources materials for its connectivity products and packages and tests its semiconductor products. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect Mobix Labs’ business. It may be time-consuming and expensive for Mobix Labs to alter its business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Mobix Labs is highly dependent on its senior management team and key personnel and its business could be harmed if Mobix Labs is unable to attract and retain personnel necessary for its success.

Mobix Labs’ success is substantially dependent upon the continued service and performance of its senior management team and key engineers. Mobix Labs’ employees, including its senior management team and engineers, are generally at-will employees and, therefore, may terminate employment with Mobix Labs at any time with no advance notice. The replacement of any members of Mobix Labs’ senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of Mobix Labs’ business objectives.

Mobix Labs’ future success also depends, in part, on its ability to continue to attract and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, particularly for highly skilled engineers and research and development personnel. Many of the other companies with which Mobix Labs competes for talented personnel may have greater financial and other resources, and longer histories in the industry than Mobix Labs does. If Mobix Labs hires employees from competitors or other companies, their former employers may attempt to claim that these employees or Mobix Labs has violated its legal obligations, which could result in a waste of its time and resources and could result in claims for damages. Mobix Labs’ competitors may also provide opportunities, career growth or other characteristics more attractive than Mobix Labs can offer.

The high demand for these skilled personnel has led to elevated compensation expectations in Mobix Labs’ industry, and Mobix Labs has faced, and is likely to continue to face, challenges in attracting the skilled personnel it needs to execute its growth strategy, which could continue to place strains on Mobix Labs’ financial condition and adversely affect its results of operations and growth prospects. In addition, job seekers and existing employees often consider the value of the equity compensation they receive in connection with their employment. If the value of Mobix Labs’ equity compensation declines, its ability to recruit and retain highly skilled employees may be impaired.

Any failure to successfully attract or retain qualified personnel to fulfill Mobix Labs’ current or future needs may negatively impact its growth.

Mobix Labs relies heavily on third-party contractors, including engineering contractors, in its operations, and if they do not perform their tasks effectively, Mobix Labs’ business, financial condition and results of operations will be adversely affected.

Mobix Labs relies, and plans to continue to rely, on third-party contractors, including engineering contractors. Mobix Labs expects to expand its contract base including recruiting more overseas engineering contractors. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules and costs. If Mobix Labs’ third-party contractors and consultants do not perform their tasks effectively, its business, financial condition and results of operations may be adversely affected.

Mobix Labs identified material weaknesses in its internal control over financial reporting. If Mobix Labs is unable to remediate these material weaknesses, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, it may not be able to accurately or timely report its financial condition or results of operations, which may adversely affect Mobix Labs’ business and share price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	Mobix Labs did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, Mobix Labs lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the insufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions.

●	Mobix Labs did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

●	Mobix Labs did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of account reconciliations and journal entries, (ii) maintaining appropriate segregation of duties, (iii) determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model to determine the fair value of option grants, and (iv) the review of the completeness and accuracy of the income tax provision and related disclosures. Additionally, Mobix Labs did not design and maintain controls over the classification and presentation of accounts and disclosures in the financial statements and to ensure revenue transactions are recorded in the correct period.

●	Mobix Labs did not design and maintain effective controls to identify and account for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, Mobix Labs did not design and maintain effective controls to (i) timely identify, account for and value business combinations and asset acquisitions, including the associated tax implications and (ii) timely identify, account for and value financing arrangements.

●	Mobix Labs did not design and maintain effective controls to verify transactions are properly authorized, executed, and accounted for, including transactions related to incentive compensation arrangements.

These material weaknesses resulted in adjustments related to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, and related accounts to these adjustments, as well as the purchase price allocation for the business combination, in the annual audited financial statements as of and for the years ended September 30, 2022 and 2021 and adjustments related to stock-based compensation expense and accrued expenses and other current liabilities in the interim financial statements as of and for the three-months ended December 31, 2023.

●	Mobix Labs did not design and maintain effective IT general controls for information systems that are relevant to the preparation of the financial statements. Specifically, Mobix Labs did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored, and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately. These deficiencies did not result in a misstatement to the financial statements.

Additionally, these material weaknesses could result in a misstatement of substantially all of Mobix Labs’ accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Mobix Labs has begun implementation of a plan to remediate the material weaknesses described above. Those remediation measures will include (i) hiring additional accounting and IT personnel to bolster its technical reporting, transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing controls over segregation of duties; (iii) designing and implementing controls to identify and evaluate changes in Mobix Labs’ business and the impact on its internal control over financial reporting; (iv) designing and implementing controls over the proper authorization of transactions, (v) designing and implementing controls to identify, account for, and value non-routine, unusual or complex transactions; (vi) designing and implementing formal accounting policies, procedures and controls supporting Mobix Labs’ financial close process, including controls over account reconciliations and journal entries; (vii) designing and implementing controls over determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model; (viii) designing and implementing controls over the completeness and accuracy of the income tax provision and related disclosure; (ix) designing and implementing controls over the classification and presentation of accounts and disclosures in the financial statements and to ensure revenue transactions are recorded in the correct period; (x) implementing a more sophisticated IT system, and (xi) designing and implementing IT general controls.

Mobix Labs is working to remediate the material weaknesses as efficiently and effectively as possible. At this time, Mobix Labs cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in Mobix Labs incurring significant costs and will place significant demands on its financial and operational resources.

While Mobix Labs is designing and implementing measures to remediate its existing material weaknesses, it cannot predict the success of such measures or the outcome of its assessment of these measures at this time. Mobix Labs can give no assurance that these measures will remediate any of the deficiencies in its internal control over financial reporting, or additional material weaknesses in its internal control over financial reporting will not be identified in the future. Mobix Labs’ current controls and any new controls that it develops may become inadequate because of changes in conditions in its business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm Mobix Labs’ operating results or cause it to fail to meet its reporting obligations. The effectiveness of Mobix Labs’ internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If Mobix Labs is unable to remediate the material weaknesses, Mobix Labs’ ability to record, process, summarize and report information within the time periods specified in the rules and forms of the SEC could be adversely affected, which, in turn, may adversely affect Mobix Labs’ reputation and business and the market price of Mobix Labs’ Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of Mobix Labs’ securities and harm to Mobix Labs’ reputation and financial condition, or diversion of financial and management resources from the operation of Mobix Labs’ business.

As a public company, Mobix Labs will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. Mobix Labs’ independent registered public accounting firm is not required to attest to the effectiveness of Mobix Labs’ internal control over financial reporting until after Mobix Labs is no longer an “emerging growth company,” as defined in the JOBS Act, or a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Mobix Labs may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting, in which case Mobix Labs’ independent registered public accounting firm could not issue an unqualified opinion related to the effectiveness of Mobix Labs’ internal control over financial reporting. If Mobix Labs is unable to conclude that it has effective internal control over financial reporting and Mobix Labs’ independent registered public accounting firm is unable to issue an unqualified opinion related to the effectiveness of Mobix Labs’ internal control over financial reporting, investors could lose confidence in Mobix Labs’ reported financial information, which could have a material adverse effect on the trading price of Mobix Labs’ Class A Common Stock.

Mobix Labs’ business and operations could suffer in the event of a security breach involving its IT systems or confidential information or other incidents involving its IT systems or information, intellectual property or other proprietary or confidential information.

Third parties could attempt to gain unauthorized access to Mobix Labs’ IT systems or information, and such attacks are becoming increasingly more sophisticated. These attacks, which might be related to industrial, corporate or other espionage, criminal hackers or state-sponsored intrusions, may include malware, disrupted denial of service attacks, ransomware attacks and other electronic security breaches that could lead to disruptions to Mobix Labs’ IT systems, data or operations, or the unauthorized or unintended access or disclosure of Mobix Labs’ confidential information, including, without limitation, personal information and information regarding Mobix Labs’ business activities. Third parties that store and/or process Mobix Labs’ confidential information (including personal information), or that provide products, software or services used in its IT systems (including applications), may be subject to similar attacks. The security measures taken by Mobix Labs and the third parties that store and/or process information on Mobix Labs’ behalf may not be sufficient or effective to prevent all cybersecurity threats, including third-party attacks that are increasingly sophisticated and constantly evolving.

Moreover, due to the political uncertainty and military actions involving Russia, Ukraine and surrounding regions, Mobix Labs and the third parties upon which Mobix Labs rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware, ransomware or other cyber-attacks, including attacks that could materially disrupt its systems and operations, supply chain and ability to produce, sell and distribute Mobix Labs’ products. Mobix Labs cannot provide assurances that the preventative efforts against such incidents will be successful.

In addition, employees and former employees, in particular former employees who become employees of Mobix Labs’ competitors, customers or other third parties, may in the future misappropriate, use, publish or provide to Mobix Labs’ competitors, customers or other third parties, Mobix Labs’ technology, intellectual property or other proprietary or confidential information. Similarly, Mobix Labs provides and expects to provide access to certain of its technology, intellectual property and other proprietary or confidential information to its direct and indirect actual and potential customers and certain of its consultants, who may in the future wrongfully use such technology, intellectual property or information, or wrongfully disclose such technology, intellectual property or information to third parties, including Mobix Labs’ competitors or state actors.

The misappropriation, theft, misuse, disclosure, loss or destruction of the technology, intellectual property or the proprietary, confidential or personal information of Mobix Labs or its employees, customers, suppliers or other third parties, as a result of any IT security breach or otherwise, could harm its competitive position, reduce the value of its investment in research and development and other strategic initiatives, cause it to lose business, damage its reputation, subject it to legal or regulatory proceedings, cause it to incur other loss or liability and otherwise adversely affect its business. Mobix Labs will continue to devote significant resources to the security of its IT systems, technology and confidential information (including personal information), which could continue to place significant demands on Mobix Labs’ funding needs and could adversely affect its financial condition and results of operations.

Mobix Labs has been, is and may in the future become, involved in legal and regulatory proceedings and commercial or contractual disputes, which could have an adverse effect on its profitability and financial position.

Mobix Labs has in the past been, is and, from time to time, may in the future be involved in actual and threatened litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with Mobix Labs’ suppliers and customers, intellectual property disputes, stockholder litigation, disputes with counterparties in Mobix Labs’ acquisitions, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In the past, these disputes have included disputes over intellectual property, including disputes that led to the invalidation of certain patents held by Mobix Labs and disputes with sellers in a past acquisition regarding valuation and acquisition consideration matters. In addition, Mobix Labs could face in the future a variety of labor and employment claims against it, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from Mobix Labs very large, indeterminate amounts in penalties or monetary damages including, in some cases, treble or punitive damages or seek to limit Mobix Labs’ operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, and/or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties. Any of these proceedings and claims could have a material adverse impact on Mobix Labs’ operating results and financial position, and its established reserves or its available insurance may not sufficiently mitigate this impact.

Mobix Labs is subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the development and sale of its products, including engagement of employees and contractors.

Mobix Labs develops and sells products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where the products are manufactured and assembled, as well as the locations where the products are sold. Since Mobix Labs sells products internationally and intends to significantly increase its sales as it commercializes its semiconductor products, this will be a complex process that will require continuous monitoring of regulations and an ongoing compliance process to ensure that Mobix Labs, and its suppliers and manufacturers, are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts Mobix Labs’ use of various components or requires more expensive components, that regulation could materially adversely affect Mobix Labs’ business, results of operations and financial condition.

Mobix Labs is dependent upon its officers and directors, and their loss could adversely affect Mobix Labs’ ability to operate.

Mobix Labs’ operations are dependent upon a relatively small group of individuals and, in particular, Mobix Labs’ officers and directors. Mobix Labs believes that its success depends on the continued service of its officers and directors. None of Mobix Labs’ officers and directors is required to commit any specified amount of time to Mobix Labs’ affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities. The unexpected loss of the services of one or more of Mobix Labs’ directors or officers could have a detrimental effect on the business.

Some of Mobix Labs’ potential customers, including those in the military and aerospace industries, may require it to comply with additional regulatory requirements, which will increase its compliance costs.

Some of Mobix Labs’ potential customers, including those in the military and aerospace industries, may require it to comply with additional regulatory requirements. These additional regulations may impose other added costs on Mobix Labs’ business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages, downward contract price adjustments or refund obligations, civil or criminal penalties and termination of contracts. Any such damages, penalties, disruptions or limitations on Mobix Labs’ ability to do business with such potential customers would adversely impact, and could have a material adverse effect on, Mobix Labs’ business, prospects, financial condition and results of operations.

Mobix Labs is subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. Mobix Labs could face criminal liability and other serious consequences for violations, which could harm its business.

Mobix Labs is subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which Mobix Labs conducts activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

Mobix Labs has direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in non-U.S. countries. Mobix Labs sometimes leverages third parties to conduct its business abroad, such as its channel partners and contractors, and its third-party business partners, representatives and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. Mobix Labs can be held liable for the corrupt or other illegal activities of its employees or these third parties, even if Mobix Labs does not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations laws also require that Mobix Labs keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Mobix Labs’ employees, business partners, third-party intermediaries, representatives or agents could take actions in violation of Mobix Labs’ policies and applicable law, for which Mobix Labs may be held responsible. Mobix Labs’ exposure for violating these laws will increase as its international presence expands and as it increases sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect Mobix Labs’ business, prospects, financial condition and operating results. In addition, responding to any investigation or action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Mobix Labs’ ability to use net operating loss carryforwards and other tax attributes may be limited in connection with other ownership changes.

Mobix Labs has incurred losses during its history and expects that it will continue to incur losses in the near future. To the extent that Mobix Labs generates taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire.

U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. Similar rules may apply under state tax laws. Suspensions or other restrictions on the use of net operating losses or tax credits, possibly with retroactive effect, may result in Mobix Labs’ existing net operating losses or tax credits expiring or otherwise being unavailable to offset future income tax liabilities.

In addition, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Code, these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of Mobix Labs. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability of Mobix Labs to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with transactions. Similar rules may apply under state tax laws. Mobix Labs has not yet determined the amount of the cumulative change in its ownership resulting from the Merger or other transactions, or any resulting limitations on its ability to utilize its net operating loss carryforwards and other tax attributes. If Mobix Labs earns taxable income, such limitations could result in increased future income tax liability to Mobix Labs and its future cash flows could be adversely affected. Mobix Labs has recorded a full valuation allowance related to its net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Mobix Labs’ intellectual property applications, including patent and trademark applications, may not be issued or granted or may take longer than expected to result in an issuance or grant, which may have a material adverse effect on Mobix Labs’ ability to enforce its intellectual property rights.

Mobix Labs has a number of patents and pending patent applications for its wireless business and connectivity business. In addition, Mobix Labs has had both registered trademarks and pending trademark applications. Mobix Labs cannot be certain that its applications for patent and trademark protection will be successful, and even if issued or granted, Mobix Labs cannot guarantee that such patents or trademarks will provide meaningful protection of its intellectual property. In addition, the intellectual property registration process can be expensive and time-consuming, and Mobix Labs may not be able to file and/or prosecute all necessary or desirable applications for intellectual property registrations at a reasonable cost or in a timely manner or pursue or obtain protection in all relevant markets. Further, Mobix Labs’ competitors may design around Mobix Labs’ registered or issued patents or trademarks to develop competing products and services, which may reduce or eliminate the value of any intellectual property registration that Mobix Labs may be issued or granted and adversely affect Mobix Labs’ business, prospects, financial condition and results of operations.

The enforcement and protection of Mobix Labs’ intellectual property may be expensive, could fail to prevent the misappropriation, infringement or unauthorized use of its intellectual property, could result in the loss of its ability to enforce its intellectual property, and could be adversely affected by changes in intellectual property laws, by laws in certain foreign jurisdictions that may not effectively protect its intellectual property and by ineffective enforcement of intellectual property laws in such jurisdictions.

Mobix Labs relies primarily on patent, trademark, trade secret and similar laws, as well as nondisclosure and confidentiality agreements, international treaties and other methods, to protect its intellectual property and proprietary information. Enforcing Mobix Labs’ intellectual property against misappropriation, infringement or unauthorized use may be costly, difficult and time consuming. Mobix Labs cannot be certain that the steps it has taken and will take in the future will prevent the misappropriation, infringement or unauthorized use of its products, technologies or intellectual property, particularly in foreign countries where the laws may not protect its rights as fully or as readily as United States laws or where the enforcement of such laws may be lacking or ineffective.

Some industry participants who have a vested interest in devaluing patents in general, or standard-essential patents in particular, have mounted attacks on certain patent systems, increasing the likelihood of changes to established patent laws. In the United States, there is continued discussion regarding potential patent law changes and current and potential future litigation regarding patents. The laws in certain foreign countries in which Mobix Labs’ products are or may be manufactured or sold, including certain countries in Asia, may not protect Mobix Labs’ intellectual property rights to the same extent as the laws in the United States. Mobix Labs cannot predict with certainty the long-term effects of any potential changes to patent laws or enforcement thereof. In addition, the laws and policies of other countries or the practices of any standards bodies, foreign or domestic, with respect to intellectual property enforcement or licensing or the adoption of standards, could be changed in the future in a way detrimental to the sale, enforcement or use of Mobix Labs’ products or technologies.

Mobix Labs generally enters into confidentiality agreements with its employees, consultants, strategic partners and any other third party it does business with, where its relationship with such parties may entail disclosure of its confidential information. Mobix Labs also tries to control access to and distribution of its technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use Mobix Labs’ products or technology without its authorization. Also, former employees may seek employment with Mobix Labs’ business partners, customers or competitors, and may improperly use its proprietary information for the benefit of or in connection with their new employer.

Mobix Labs may need to litigate or arbitrate in the future to enforce its contract and intellectual property rights or to determine the validity and scope of proprietary rights of others. As a result of any such litigation or arbitration, Mobix Labs could lose its ability to enforce its intellectual property or incur substantial costs. Any action Mobix Labs takes to enforce its contract or intellectual property rights may not be effective and could be costly, time consuming, result in the impairment or loss of portions of its intellectual property and could absorb significant management time and attention, which, in turn, could negatively impact its results of operations and cash flows. Third parties may also separately challenge the validity and enforceability of Mobix Labs’ intellectual property in administrative and other legal proceedings. An adverse determination of any litigation proceedings could put Mobix Labs’ intellectual property at risk of being invalidated. Further, even a positive resolution to Mobix Labs’ enforcement efforts may take time to conclude, which may reduce its revenues and cash resources available for other purposes, such as research and development, in the periods prior to conclusion.

Third-party claims that Mobix Labs is infringing, misappropriating or violating intellectual property, whether successful or not, could subject it to costly and time-consuming litigation or expensive licenses, and its business could be adversely affected.

Due to the competition in the industry in which Mobix Labs operates, there is frequent litigation related to allegations of infringement, misappropriation or other violations of intellectual property rights. Mobix Labs cannot guarantee that the operation of its business does not and will not infringe, misappropriate or violate the rights of third parties, and it may not be aware that its services or technology are infringing, misappropriating, or otherwise violating the intellectual property rights of others. Mobix Labs in the future may receive inquiries from third parties related to their intellectual property rights and may become subject to litigation matters or disputes related to claims that Mobix Labs has infringed, misappropriated or violated their intellectual property rights, particularly as Mobix Labs expands its presence in the market and faces increasing competition.

In addition, Mobix Labs’ registered trademarks may be subject to opposition, cancellation or similar adversarial proceedings and parties may claim that the names and branding of Mobix Labs’ products infringe or violate their trademark rights in certain countries or territories. If such a claim were to prevail, Mobix Labs may have to change the names and branding of its products in the affected territories and it could incur other costs, which could result in loss of brand recognition and could require it to devote resources to develop, advertise and market new brands.

Mobix Labs currently is party to agreements, and expects to enter into additional agreements, pursuant to which it will defend, indemnify and hold harmless its customers, manufacturers and channel partners and other partners from damages and costs that may arise from the actual or alleged infringement by Mobix Labs’ products of third-party patents or other intellectual property rights of third parties. The scope of these indemnity obligations varies but may, in some instances, be uncapped or require Mobix Labs to indemnify such third parties for damages and expenses resulting from a third-party intellectual property infringement claim, including attorneys’ fees. Mobix Labs’ insurance may not cover all intellectual property infringement claims. Even if Mobix Labs is not a party to any litigation between a customer and a third party relating to infringement by its products, an adverse outcome in any such litigation could make it more difficult for Mobix Labs to defend its products against intellectual property infringement claims in any subsequent litigation in which it is a named party.

Mobix Labs’ defense of intellectual property rights claims brought against it or third parties that Mobix Labs is required to indemnify, with or without merit and successful or not, could be time-consuming, expensive, divert management resources and attention and potentially force Mobix Labs to obtain a license to third-party intellectual property, which may involve substantial royalty or other payments and may not be available on acceptable terms or at all. Further, a party making such a claim, if successful, could secure a judgment that requires Mobix Labs to pay substantial damages or obtain a license from such third party, or could otherwise result in an injunction that limits Mobix Labs’ ability to license its technology to others or to collect royalty payments. An adverse determination also could invalidate or narrow Mobix Labs’ intellectual property rights and may require that Mobix Labs procure or develop substitute products that are not infringing, which could require significant effort and expense. Any of these events could adversely affect Mobix Labs’ business, reputation, operating results, financial condition and prospects.

Mobix Labs may also be subject to claims that it or its employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of an employee’s former employers. Litigation may be necessary to defend against these claims. If Mobix Labs fails in defending such claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel. Even if Mobix Labs is successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Mobix Labs is subject to state, federal and international privacy and data protection laws and regulations. Mobix Labs failure to comply with these laws and regulations could have an adverse effect on its business, prospects, financial condition and results of operations.

Mobix Labs is subject to state, federal and international privacy and data protection-related laws and regulations that impose obligations on it in connection with the collection, storage, use, processing, disclosure, protection, transmission, retention and disposal of personal, sensitive, regulated and confidential data. It also may be bound by contractual obligations relating to its collection, use and disclosure of personal, confidential and other data. While it strives to comply with all applicable privacy, data protection and information security laws and regulations, as well as its contractual obligations and applicable industry standards, such laws, regulations, obligations and standards continue to evolve and are becoming increasingly complex, which makes compliance challenging and expensive. Any failure or perceived failure by Mobix Labs to comply with laws, regulations, industry standards or contractual or other legal obligations relating to privacy, data protection or information security could have an adverse effect on its reputation, business, prospects, financial condition and results of operations.

Risks Related to Ownership of Mobix Labs’ Securities

The market price of Mobix Labs’ Securities may be volatile.

Fluctuations in the price of the Mobix Labs’ securities could contribute to the loss of all or part of your investment. Prior to the Closing, there was not a public market for the stock of Legacy Mobix.

The trading price of Mobix Labs’ securities is volatile and subject to wide fluctuations in response to various factors, some of which are beyond Mobix Labs’ control. Price volatility may be greater if the public float and/or trading volume of the Class A Common Stock is low.

Any of the factors listed below could have a material adverse effect on your investment in Mobix Labs’ securities and its securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Mobix Labs’ securities may not recover and may experience a further decline. Factors affecting the trading price of Mobix Labs’ securities may include:

●	actual or anticipated fluctuations in Mobix Labs’ quarterly financial results or the quarterly financial results of companies perceived to be similar to Mobix Labs;

●	changes in the market’s expectations about Mobix Labs’ operating results;

●	success of competitors;

●	lack of adjacent competitors;

●	Mobix Labs’ operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning Mobix Labs or the industries in which Mobix Labs operates in general;

●	operating and stock price performance of other companies that investors deem comparable to Mobix Labs;

●	announcements by Mobix Labs or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	changes in laws and regulations affecting Mobix Labs’ business;

●	commencement of, or involvement in, litigation involving Mobix Labs;

●	changes in Mobix Labs’ capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of Class A Common Stock available for public sale;

●	any significant change in the Board or management;

●	sales of substantial amounts of Class A Common Stock by Mobix Labs’ directors, executive officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism; and

●	changes in accounting standards, policies, guidelines, interpretations or principles.

Broad market and industry factors may materially harm the market price of Mobix Labs’ securities irrespective of Mobix Labs’ operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If Mobix Labs is involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from Mobix Labs’ business regardless of the outcome of such litigation.

An active trading market for Class A Common Stock may not develop and you may not be able to sell your shares of Class A Common Stock.

Prior to the Closing, there was no public market for Mobix Labs’ Class A Common Stock. Although Mobix Labs has listed the Class A Common Stock on Nasdaq, an active trading market may never develop or be sustained. If an active market for the Class A Common Stock does not develop or is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

If equity research analysts do not publish research or reports, or if they publish unfavorable research or reports, about Mobix Labs, its stock price and its trading volume could decline.

The trading market for Class A Common Stock will be influenced by the research and reports that equity research analysts publish about Mobix Labs and its business. In the event Mobix Labs does have equity research analyst coverage, it will not have any control over the analysts or the content and opinions included in their reports. The price of Mobix Labs’ stock could decline if one or more equity research analysts downgrade the stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of Mobix Labs or fails to publish reports regularly, demand for Mobix Labs’ stock could decrease, which, in turn, could cause Mobix Labs’ stock price or trading volume to decline.

Mobix Labs is subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both Mobix Labs’ costs and the risk of non-compliance and may adversely affect Mobix Labs’ business, and Mobix Labs’ results of operations.

Mobix Labs is subject to laws and regulations enacted by national, regional and local governments. In particular, Mobix Labs is required to comply with certain SEC and other legal requirements. Mobix Labs’ efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on Mobix Labs’ business, investments and results of operations. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to Mobix Labs’ disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, Mobix Labs may be subject to penalty and Mobix Labs’ business may be harmed. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on Mobix Labs’ business, and Mobix Labs’ results of operations.

The dual class structure of Mobix Labs’ Common Stock has the effect of concentrating voting control with the holders of Mobix Labs’ Class B Common Stock, most of whom are Mobix Labs’ directors or management; this will limit or preclude your ability to influence corporate matters.

Mobix Labs’ Class B Common Stock has ten votes per share and Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including certain of Mobix Labs’ executive officers and directors and their affiliates, together hold a substantial majority of the voting power of Mobix Labs’ outstanding capital stock. Because of the ten-to-one voting ratio between the Class B Common Stock and the Class A Common Stock, the holders of Class B Common Stock collectively control a majority of the combined voting power of the Common Stock and therefore are able to control all matters submitted to Mobix Labs’ stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

Transfers by holders of Class B Common Stock will generally result in those shares automatically converting to Class A Common Stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares of Class B Common Stock until the automatic conversion of the outstanding shares of Class B Common Stock into shares of Class A Common Stock after the seventh anniversary of December 21, 2023.

Mobix Labs’ management has limited experience in operating a public company.

Mobix Labs’ executive officers have limited experience in the management of a publicly traded company. Mobix Labs’ management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Mobix Labs believes that it will need to continue to seek additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for Mobix Labs to achieve the level of accounting standards required of a public company in the United States will require significant costs, and these may be greater than expected. Mobix Labs believes that it will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.

Mobix Labs will require additional capital to fund its operations and growth. Mobix Labs may be unable to obtain such funds on attractive terms or at all, and you may experience dilution as a result.

Mobix Labs expects its capital expenditures to continue to be significant in the foreseeable future as it completes the designing and testing of, and launch, Mobix Labs’ wireless products and expand the sales of Mobix Labs’ connectivity products, and that its level of capital expenditures will be significantly affected by customer demand for Mobix Labs’ products and services. The fact that Mobix Labs has a limited operating history means it has limited historical data on the demand for Mobix Labs’ products and services. As a result, Mobix Labs’ future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated. Mobix Labs may need to seek equity or debt financing to finance a portion of Mobix Labs’ capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Mobix Labs’ ability to obtain the necessary financing to carry out Mobix Labs’ business plan is subject to a number of factors, including general market conditions and investor acceptance of Mobix Labs’ business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If Mobix Labs is unable to raise sufficient funds, Mobix Labs will have to significantly reduce its spending, delay or cancel Mobix Labs’ planned activities or substantially change Mobix Labs’ corporate structure. Mobix Labs might not be able to obtain any funding, and might not have sufficient resources to conduct Mobix Labs’ business as projected, both of which could mean that Mobix Labs would be forced to curtail or discontinue Mobix Labs’ operations.

In addition, Mobix Labs’ future capital needs and other business reasons could require it to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute Mobix Labs’ stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict Mobix Labs’ operations or Mobix Labs’ ability to pay dividends to Mobix Labs’ stockholders. If Mobix Labs cannot raise additional funds when it needs or wants them, Mobix Labs’ business, financial condition, and results of operations could be negatively impacted.

Mobix Labs may become subject to securities or class action litigation, which is expensive and could divert management’s attention.

Mobix Labs’ share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Mobix Labs may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on Mobix Labs’ business, financial condition, and results of operations. Any adverse determination in litigation or any amounts paid to settle any such actual or threatened litigation could require that Mobix Labs make significant payments and/or could also subject Mobix Labs to significant liabilities.

Mobix Labs stockholders will experience dilution in the future.

The percentage of shares of Class A Common Stock owned by current stockholders will be diluted in the future because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that Mobix Labs may grant to its directors, officers, and employees, including the restricted stock units (“RSUs”) covering up to 5,000,000 shares of Class A Common Stock, exercise of warrants or meeting the conditions triggering the issuance of the Earnout Shares or the Make-Whole Shares and conversion of Class B Common Stock. See “— Risks Related to Mobix Labs’ Business and Industry — Mobix Labs will need to raise additional capital in the future in order to execute its business plan, which may not be available on terms acceptable to Mobix Labs, or at all. If Mobix Labs raises additional capital in financing transactions involving the sale and issuance of equity or equity-linked securities, such financing transactions may be substantially dilutive to its stockholders.” These issuances will have a dilutive effect on Mobix Labs’ earnings per share, which could adversely affect the market price of Class A Common Stock. Mobix Labs is an “emerging growth company” and a “smaller reporting company” and, if Mobix Labs takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make Mobix Labs’ securities less attractive to investors and may make it more difficult to compare its performance with certain other public companies.

Mobix Labs is an “emerging growth company” and a “smaller reporting company,” and if Mobix Labs takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, Mobix Labs’ securities could be less attractive to investors.

Mobix Labs is an “emerging growth company,” as defined in the JOBS Act, and Mobix Labs may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while Mobix Labs is an “emerging growth company,” Mobix Labs will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, Mobix Labs will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or requiring a supplement to the auditor’s report on financial statements, Mobix Labs will be subject to reduced disclosure obligations regarding executive compensation in Mobix Labs’ periodic reports and proxy statements, and Mobix Labs will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Mobix Labs has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Mobix Labs, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Mobix Labs’ financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Mobix Labs will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the initial public offering of Chavant, which occurred on July 19, 2021, (b) in which Mobix Labs has total annual gross revenue of at least $1.235 billion or (c) in which Mobix Labs is deemed to be a large accelerated filer, which means the market value of Mobix Labs’ common equity that is held by non-affiliates exceeds $700 million as of the last business day of Mobix Labs’ most recently completed second fiscal quarter, and (ii) the date on which Mobix Labs has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and Mobix Labs cannot assure you that Mobix Labs will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find the Class A Common Stock less attractive to the extent Mobix Labs relies on the exemptions and relief granted by the JOBS Act. If some investors find the Class A Common Stock less attractive as a result, there may be a less active trading market for the Class A Common Stock and Mobix Labs’ stock price may decline or become more volatile.

Additionally, Mobix Labs is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Mobix Labs will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of Mobix Labs’ common equity held by non-affiliates exceeds $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) the market value of Mobix Labs’ common equity held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter and Mobix Labs’ annual revenue in the most recent fiscal year completed before the last business day of such second fiscal quarter exceeded $100 million. To the extent Mobix Labs takes advantage of such reduced disclosure obligations, it may make comparison of Mobix Labs’ financial statements with other public companies difficult or impossible.

Because Mobix Labs does not anticipate paying any cash dividends on the Class A Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in the Class A Common Stock to provide dividend income. Mobix Labs currently intends to retain its future earnings, if any, to fund the development and growth of the business. In addition, the terms of any future debt agreements Mobix Labs may elect to utilize are likely to similarly preclude Mobix Labs from paying dividends. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase Class A Common Stock.

Future sales of Class A Common Stock may cause the market price of Mobix Labs’ Class A Common Stock to drop significantly, even if Mobix Labs’ business is doing well.

Sales of a substantial number of shares of Mobix Labs’ Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of its Class A Common Stock and may make it more difficult for investors to sell their shares of Mobix Labs’ Class A Common Stock at a time and price that investors deem appropriate.

At any time after the expiration of a lock-up applicable to certain shares held by the parties to the Amended and Restated Registration Rights and Lock-up Agreement and the other subscription agreements entered into in connection with the Closing, such stockholders will be able to sell such shares pursuant to a resale registration statement. Sales of Mobix Labs’ Class A Common Stock as restrictions end or pursuant to registration rights may make it more difficult for Mobix Labs to sell equity securities in the future at a time and at a price that Mobix Labs deems appropriate. These sales also could cause the trading price of its Class A Common Stock to fall and make it more difficult for you to sell shares of Class A Common Stock at a time and price that you deem appropriate. Prior to the expiration or termination of the applicable provisions of the Amended and Restated Registration Rights and Lock-Up Agreement, the subject shares will be restricted from resale, which may reduce the public “float” of the Mobix Labs’ Class A Common Stock, possibly making it difficult to maintain or obtain the quotation, listing or trading of Mobix Labs’ Class A Common Stock on a national securities exchange, and possibly having the effect of reducing the trading market for shares of its Class A Common Stock, which could adversely affect the price of shares of Mobix Labs’ Class A Common Stock.

Mobix Labs also intends to file a registration statement on Form S-8 under the Securities Act to register shares of Mobix Labs’ Class A Common Stock that may be issued under its equity incentive plans from time to time, as well as any shares of Mobix Labs’ Class A Common Stock underlying outstanding options and RSUs that have been granted or promised to Mobix Labs’ directors, executive officers and other employees, including the Post-Closing RSUs, all of which are subject to time-based vesting conditions. Shares registered under these registration statements will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of Mobix Labs’ affiliates.

Mobix Labs is unable to predict the effect that these sales, particularly sales by Mobix Labs’ directors, executive officers and significant stockholders, may have on the prevailing market price of its Class A Common Stock. If holders of these shares sell, or indicate an intent to sell, substantial amounts of Mobix Labs’ Class A Common Stock in the public market, the trading price of Mobix Labs’ Class A Common Stock could decline significantly and make it difficult for Mobix Labs to raise funds through securities offerings in the future.

The outstanding warrants are exercisable for Class A Common Stock, and, if exercised, would increase the number of shares eligible for future resale in the public market and would result in dilution to Mobix Labs’ stockholders.

As of December 31, 2023, Mobix Labs has warrants outstanding, which are exercisable to purchase an aggregate of 11,295,020 shares of Class A Common Stock for prices ranging from $0.01 to $5.79 per share (subject to adjustments as set forth in the applicable warrants). To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.

Mobix Labs’ Charter and the Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between Mobix Labs and its stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Mobix Labs’ Charter and Bylaws provide, that: (i) unless Mobix Labs consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of Mobix Labs, (b) any action asserting a claim of breach of fiduciary duty owed by any director, officer or employee of the Mobix Labs to the Mobix Labs or the stockholders, (c) any civil action to interpret, apply or enforce any provision of the Delaware General Corporation Law, (d) any civil action to interpret, apply, enforce or determine the validity of the provisions of the Charter or the Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine, in all cases, subject to the court having personal jurisdiction over the indispensable parties named as defendants, provided, however, that the foregoing would not apply to any causes of action arising under the Securities Act or the Exchange Act; (ii) unless Mobix Labs consents in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, provided, however, that the foregoing will not apply to any action asserting claims under the Exchange Act; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of Mobix Labs will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause Mobix Labs irreparable harm, and it would be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in Mobix Labs’ Charter or Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

Mobix Labs believes these provisions may benefit Mobix Labs by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in Mobix Labs’ Charter and Bylaws to be inapplicable or unenforceable in an action, Mobix Labs may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect Mobix Labs’ business, financial condition, and results of operations. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Mobix Labs or any of its current or former director, officer, other employee, agent, or stockholder to Mobix Labs, which may discourage such claims against Mobix Labs or any of its current or former director, officer, other employee, agent, or stockholder to Mobix Labs and result in increased costs for investors to bring a claim.

Under the Warrant Agreement, claims that may be brought against Mobix Labs must be resolved by final and binding arbitration, which follow a set of procedures and may be more restrictive than litigation.

The warrant agreement entered into by Chavant and Continental Stock Transfer, dated July 19, 2021 (as amended, the “Warrant Agreement”) provides that any dispute, controversy, or claim, whether in contract of tort, arising or relating to the Warrant Agreement or the enforcement, breach, termination, or validity thereof, shall be submitted to final and binding arbitration in Orange County, California before one neutral and impartial arbitrator, in accordance with the laws of the state of New York. As a result, warrant holders will not be able to pursue litigation in federal or state court against the Mobix Labs and instead will be required to pursue such claims through a final and binding arbitration proceeding.

The Warrant Agreement provides that such arbitration proceedings would generally be administered by JAMS and conducted in accordance with the rules and policies set forth in the JAMS Comprehensive Arbitration Rules and Procedures. These rules and policies may provide significantly more limited rights than litigation in a federal or state court. The mandatory arbitration provisions of the Warrant Agreement may discourage warrant holders from bringing, and attorneys from agreeing to represent such parties in, claims against Mobix Labs. Any person or entity purchasing or otherwise acquiring or holding any interest in the warrants shall be deemed to have notice of and to have consented to the mandatory arbitration provisions.

The mandatory arbitration provisions in the Warrant Agreement do not relieve Mobix Labs of its duties to comply with the federal securities laws and the rules and regulations thereunder. Mobix Labs believes the provisions the Warrant Agreement are enforceable under both federal and state law, including with respect to federal securities law claims, however, there is uncertainty as to their enforceability and it is possible that they may ultimately be determined to be unenforceable.

Delaware law and provisions in the Charter and the Bylaws could make a takeover proposal more difficult.

Certain provisions of the Charter, the Bylaws and laws of the State of Delaware could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder may consider favorable, including those attempts that might result in a premium over the market price for Mobix Labs’ Class A Common Stock. Among other things, the Charter and Bylaws include provisions that:

●	provide for a dual class common stock structure, which provides the holders of Class B Common Stock, most of whom are Mobix Labs’ management, with the ability to control the outcome of matters requiring stockholder approval, even if they collectively own significantly less than a majority of the shares of Mobix Labs’ outstanding Class A Common Stock and Class B Common Stock;

●	provide for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of the Mobix Labs Board;

●	provide that so long as any shares of Class B Common Stock remain outstanding, the holders of a majority of the voting power of the shares of Class B Common Stock then outstanding will be entitled to elect three members of the board of directors (“Class B Directors”) and for so long as there are three Class B Directors, each class will contain no more than one Class B Director;

●	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	provide for the exclusive right of the Mobix Labs Board to elect a director to fill a vacancy created by the expansion of the Mobix Labs Board or the resignation, death or removal of a director not elected by the holders of a class or series of capital stock of Mobix Labs or pursuant to the Charter, which prevents stockholders from being able to fill vacancies on the Mobix Labs Board;

●	permit the Mobix Labs Board to issue shares of common stock and preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights of the preferred stock, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	prohibit stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders, provided that any action to be taken at any meeting of the holders of Class B Common Stock may be taken without a meeting and by written consent;

●	require that special meetings of stockholders be called (a) solely by the Chairperson of the Board, the Chief Executive Officer, or the President of Mobix Labs or by the Mobix Labs Board, and (b) by the Mobix Labs Board upon the written request (made in accordance with the Charter and Bylaws) of the holders of not less than ten percent of the voting power of the outstanding shares of capital stock of Mobix Labs, which may delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	provide advance notice requirements for nominations for election to the Mobix Labs Board (other than directors elected by the holders of any class or series of capital stock of Mobix Labs pursuant to the Charter, initially being the Class B Directors) or for proposing matters that can be acted upon by stockholders at annual meetings of stockholders (other than matters on which the holders of any class or series of capital stock of Mobix Labs are entitled to vote on as a single class pursuant to the Charter), which could preclude stockholders from bringing matters before annual meetings of stockholders and delay changes in the Mobix Labs Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the company;

●	require a supermajority vote of stockholders to amend certain provisions of the Charter or the Bylaws; and

●	provide the right of the Mobix Labs Board to make, alter or repeal the Bylaws, which may allow the Mobix Labs Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt.

These provisions, alone or together, could delay hostile takeovers and changes in control of Mobix Labs or changes in the Mobix Labs Board and Mobix Labs’ management.

As a Delaware corporation, Mobix Labs is also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of outstanding Class A Common Stock from engaging in certain business combinations without approval of the holders of substantially all of the Class A Common Stock. Any provision of the Charter or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock and could also affect the price that some investors are willing to pay for Class A Common Stock.

In the event that Mobix Labs is unable to remain in compliance with Nasdaq’s continued listing standards, Nasdaq may delist Mobix Labs’ securities from trading on its exchange, which could limit investors’ ability to make transactions in Mobix Labs’ securities and subject Mobix Labs to additional trading restrictions.

Currently, the Class A Common Stock and the Public Warrants are traded on Nasdaq. However, Mobix Labs cannot assure you that Mobix Labs’ securities will continue to be listed on Nasdaq in the future. In order to continue listing Mobix Labs’ securities on Nasdaq, Mobix Labs is required to maintain certain financial, distribution and stock price levels. Mobix Labs is required to maintain a minimum market capitalization (generally $50 million) and a minimum number of holders of Mobix Labs’ listed securities (generally 300 public holders).

If Nasdaq delists Mobix Labs’ securities from trading on its exchange and Mobix Labs is not able to list its securities on another national securities exchange, Mobix Labs expects Mobix Labs’ securities could be quoted on an over-the-counter market. If this were to occur, Mobix Labs could face significant material adverse consequences, including:

●	a limited availability of market quotations for Mobix Labs’ securities;

●	reduced liquidity for Mobix Labs’ securities;

●	a determination that the Class A Common Stock is a “penny stock,” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Mobix Labs’ securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Class A Common Stock and the Public Warrants are listed on Nasdaq, they are covered securities. If Mobix Labs is no longer listed on Nasdaq, Mobix Labs’ securities would not be covered securities and Mobix Labs would be subject to regulation in each state in which Mobix Labs offers its securities.

Mobix Labs may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

Mobix Labs has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of its Class A Common Stock equals or exceeds $9.06 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A Common Stock and equity-linked securities for capital raising purposes) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met on the date Mobix Labs gave notice of redemption. Mobix Labs will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from warrant registration under the Securities Act. If and when the Public Warrants become redeemable by Mobix Labs, Mobix Labs may exercise its redemption right even if Mobix Labs is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price, which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Public Warrants will be redeemable by Mobix Labs so long as they are held by their initial purchasers or their permitted transferees.

Mobix Labs may amend the terms of the Public Warrants in a manner that may be adverse to warrant holders. As a result, the exercise price of your Public Warrants could be increased, the Public Warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of a warrant holder.

The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, Mobix Labs may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although Mobix Labs’ ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period or decrease the number of Class A Common Stock purchasable upon exercise of a Public Warrant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(c) During the three months ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: February 20, 2024	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)