Form 10-Q
period 2024-03-31
MOBIX LABS, INC
filed 2024-05-15
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of May 14, 2024 was 24,932,816 and 2,254,901, respectively.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

March 31, 2024 and 2023

Condensed Consolidated Balance Sheets as of March 31, 2024 and September 30, 2023 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended March 31, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months and six months ended March 31, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	September 30,
	2024	2023
ASSETS
Current assets
Cash	$2,993	$89
Accounts receivable, net	461	53
Inventory	361	319
Prepaid expenses and other current assets	633	369
Total current assets	4,448	830

Property and equipment, net	1,763	1,859
Intangible assets, net	11,151	5,287
Goodwill	10,759	5,217
Operating lease right-of-use assets	946	1,030
Deferred transaction costs	—	4,125
Other assets	430	400
Total assets	$29,497	$18,748

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,693	$8,995
Accrued expenses and other current liabilities	7,036	4,519
Deferred purchase consideration	803	—
Notes payable	400	1,286
Notes payable – related parties	2,763	3,793
Simple agreements for future equity (“SAFEs”)	—	1,512
Operating lease liabilities, current	332	318
Total current liabilities	18,027	20,423

Earnout liability	3,621	—
PIPE make-whole liability	1,639	—
Deferred tax liability	176	86
Operating lease liabilities, noncurrent	1,109	1,280
Other noncurrent liabilities	772	—
Total liabilities	25,344	21,789

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock
Founders Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at March 31, 2024; 600,000 shares authorized, 588,235 shares issued and outstanding at September 30, 2023	—	—
Series A Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at March 31, 2024; 2,000,000 shares authorized, 1,666,666 shares issued and outstanding at September 30, 2023; liquidation preference of $2,300 at September 30, 2023	—	2,300

Stockholders’ equity (deficit)
Legacy Mobix common stock, $0.00001 par value, no shares authorized, issued or outstanding at March 31, 2024; 57,400,000 shares authorized, 16,692,175 issued and outstanding at September 30, 2023	—	—
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 23,600,558 and no shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,254,901 and no shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	89,394	78,421
Accumulated deficit	(85,241)	(83,762)
Total stockholders’ equity (deficit)	4,153	(5,341)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$29,497	$18,748

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Net revenue
Product sales	$1,145	$32	$1,430	$711

Costs and expenses
Cost of revenue	952	209	1,281	903
Research and development	1,397	2,633	2,959	6,050
Selling, general and administrative	7,358	9,029	23,021	14,823
Loss from operations	(8,562)	(11,839)	(25,831)	(21,065)

Interest expense	248	794	1,105	877
Change in fair value of earnout liability	(5,174)	—	(29,938)	—
Change in fair value of PIPE make-whole liability	(3,336)	—	(432)	—
Change in fair value of private warrants	420	—	480	—
Change in fair value of SAFEs	—	508	10	558
Merger-related transaction costs expensed	—	—	4,009	—
Other non-operating losses, net	1,049	—	1,049	—
Loss before income taxes	(1,769)	(13,141)	(2,114)	(22,500)
Provision (benefit) for income taxes	(16)	1	(1,296)	32
Net loss and comprehensive loss	(1,753)	(13,142)	(818)	(22,532)
Deemed dividend from warrant price adjustment	661	—	661	—
Net loss available to common stockholders	$(2,414)	$(13,142)	$(1,479)	$(22,532)

Net loss per common share:
Basic	$(0.09)	$(0.94)	$(0.06)	$(1.71)
Diluted	$(0.21)	$(0.94)	$(0.10)	$(1.71)
Weighted-average common shares outstanding:
Basic	28,045,995	14,025,304	24,259,035	13,189,879
Diluted	29,199,253	14,025,304	24,914,569	13,189,879

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—		—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,441		1,441
Reverse recapitalization transactions, net (Note 3)	—	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	29,880	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	26,186	—	—	—	—	—	—
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,753)	(1,753)
Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	23,600,558	$—	2,254,901	$—	$89,394	$(85,241)	$4,153

Balance at September 30, 2022	588,235	$—	1,666,666	$2,300	—	$—	11,868,397	$—	—	$—	—	$—	$34,722	$(44,141)	$(9,419)
Issuance of common stock	—	—	—	—	—	—	773,889	—	—	—	—	—	5,295	—	5,295
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	300,000	—	—	—	—	—	900	—	900
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,856	—	3,856
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,390)	(9,390)

Balance at December 31, 2022	588,235	$—	1,666,666	$2,300	—	$—	12,942,286	$—	—	$—	—	$—	$44,773	$(53,531)	$(8,758)
Issuance of common stock	—	—	—	—	—	—	219,475	—	—	—	—	—	1,500	—	1,500
Issuance of common stock in settlement of loss contingency	—	—	—	—	—	—	1,233,108	—	—	—	—	—	8,434	—	8,434
Issuance of common stock to service providers	—	—	—	—	—	—	29,334	—	—	—	—	—	201	—	201
Issuance of warrants to service providers	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	811	—	811
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,779		5,779
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,142)	(13,142)
Balance at March 31, 2023	588,235	$—	1,666,666	$2,300	—	$—	14,424,203	$—	—	$—	—	$—	$61,508	$(66,673)	$(5,165)

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended March 31,
	2024	2023
Operating activities
Net loss	$(818)	$(22,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	230	225
Amortization of intangible assets	636	421
Issuance of warrants in connection with notes payable, charged to interest expense	884	644
Change in fair value of earnout liability	(29,938)	—
Change in fair value of PIPE make-whole liability	(432)	—
Change in fair value of private warrants	480	—
Change in fair value of SAFEs	10	558
Merger-related transaction costs expensed	4,009	—
Stock-based compensation	14,146	9,635
Deferred income taxes	(1,296)	—
Other non-cash items	(536)	29
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(23)	394
Inventory	113	121
Prepaid expenses and other current assets	(257)	167
Other assets	—	(293)
Accounts payable	1,358	(553)
Accrued expenses and other current liabilities	(255)	2,474
Net cash used in operating activities	(11,689)	(8,710)

Investing activities
Acquisition of EMI Solutions, Inc., net of cash acquired	(1,110)	—
Acquisition of property and equipment	(40)	(15)
Net cash used in investing activities	(1,150)	(15)

Financing activities
Proceeds from issuance of common stock	3,286	6,897
Proceeds from exercise of common stock warrants	—	900
Proceeds from issuance of notes payable	246	1,100
Proceeds from issuance of notes payable – related parties	—	106
Proceeds from issuance of convertible notes	200	250
Principal payments on notes payable	(1,177)	(350)
Principal payments on notes payable – related parties	(1,030)	(106)
Proceeds from the Merger and PIPE	21,014	—
Merger-related transaction costs paid	(6,796)	(250)
Net cash provided by financing activities	15,743	8,547

Net increase (decrease) in cash	2,904	(178)
Cash, beginning of period	89	178
Cash, end of period	$2,993	$—

Supplemental cash flow information
Cash paid for interest	$368	$—
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Unpaid Merger-related transaction costs	$1,575	$2,745
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	8,856	—
Deferred purchase consideration for acquisition of EMI Solutions, Inc.	886	—
Conversion of SAFEs to common stock	1,522	—
Deemed dividend from warrant price adjustment	661	—
Issuance of warrants in connection with notes payable, recorded as debt discount	107	167
Issuance of common stock to service providers	—	201

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, is a fabless semiconductor company developing mmWave 5G and C-Band wireless solutions and delivering connectivity and electromagnetic filtering products for next generation communication systems supporting the aerospace, military, defense, medical and other markets requiring high reliability products. The Company’s wireless mmWave 5G integrated circuits currently in development are designed to deliver advantages in performance, efficiency, size, and cost. The Company’s True Xero active optical cables are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. The Company’s electromagnetic filtering products, which were acquired in the EMI Solutions, Inc. (“EMI Solutions”) acquisition, are designed for, and are currently used in aerospace, military, defense and medical applications. These technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

On December 21, 2023, (the “Closing Date”), Chavant Capital Acquisition Corp. (“Chavant”) consummated the merger pursuant to the Business Combination Agreement, dated November 15, 2022 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”), by and among Chavant, CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of Chavant (“Merger Sub”), and Mobix Labs, Inc. (“Legacy Mobix”), a Delaware corporation, pursuant to which, among other things, Merger Sub merged with and into Legacy Mobix, with Legacy Mobix surviving the merger as a wholly-owned direct subsidiary of Chavant (together with the other transactions related thereto, the “Merger”). In connection with the consummation of the Merger (the “Closing”), Chavant changed its name from “Chavant Capital Acquisition Corp.” to “Mobix Labs, Inc.” and Legacy Mobix changed its name from “Mobix Labs, Inc.” to “Mobix Labs Operations, Inc.” As a result of the Merger, the Company raised gross proceeds of $21,014, including the contribution of $1,264 of cash held in Chavant’s trust account and the $19,750 private investment in public equity (“PIPE”) at $10.00 per share of Chavant’s Class A Common Stock. The common stock and public warrants of the combined company began trading on The Nasdaq Stock Market LLC under the symbols “MOBX” and “MOBXW,” respectively, on December 22, 2023.

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy Mobix prior to the consummation of the Merger, and to the Company after the consummation of the Merger.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development. For the six months ended March 31, 2024 and 2023, the Company incurred losses from operations of $25,831 and $21,065, respectively, and as of March 31, 2024 the Company had an accumulated deficit of $85,241. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. While the Company recently entered into a committed equity facility to raise additional capital, the amount and timing of the proceeds, if any, the Company may receive from the sale of shares of Class A Common Stock thereunder will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales, the future market price of the Company’s Class A Common stock and the payment of the cash commitment fee (see Note 16—Equity). Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2023 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2023 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2024 and its condensed consolidated results of operations and cash flows for the periods ended March 31, 2024 and 2023. The condensed consolidated results of operations for the three months and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024 or for any other future annual or interim period.

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

Cash

As of March 31, 2024 and September 30, 2023, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 or September 30, 2023. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of March 31, 2024 and September 30, 2023 and bad debt expense for the six months ended March 31, 2024 and 2023 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of sales and is a permanent reduction of the carrying value of inventory. The reserve for excess and obsolete inventory as of March 31, 2024 and September 30, 2023 and write-downs of obsolete inventory for the six months ended March 31, 2024 and 2023 were not material.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company did not record any impairment losses on long-lived assets for the three months and six months ended March 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the three months and six months ended March 31, 2024 and 2023.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to the Class A and Class B common stock and other participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive. See Note 18, Net Loss Per Share.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the three months and six months ended March 31, 2024 and 2023.

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

Note 3 — Reverse Recapitalization

As discussed in Note 1, Company Information, the Closing of the Merger occurred on December 21, 2023. In the Merger, as provided for in the Business Combination Agreement:

●	All of Legacy Mobix’s 18,139,258 issued and outstanding shares of common stock were cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock, totaling 2,254,901 shares, was converted into the same number of shares of the Company’s Class B Common Stock;

●	All of Legacy Mobix’s convertible notes were converted into shares of Legacy Mobix common stock immediately prior to Closing and pursuant to their terms, totaling 30,045 shares, which were then cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s SAFEs were converted into 150,953 shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s stock options and warrants were assumed by the Company and converted into the same number of stock options or warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices, vesting conditions or other terms; and

●	All of Legacy Mobix’s restricted stock units (“RSUs”) were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;

●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;

●	The Company entered into a non-redemption agreement with a shareholder, as described below;

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;

●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 4, Warrants;

●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 17, Equity Incentive Plans;

●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and

●	The Company entered into indemnification agreements with each of its directors and officers.

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

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of March 31, 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $3,621. As a result of the decrease in the fair value of the liability, which is primarily the result of a decrease in the Company’s stock price between the Closing and March 31, 2024, the Company recognized non-cash gains of $5,174 and $29,938, respectively, for the three months and six months ended March 31, 2024, which are included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive loss.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Make-Whole Shares are accounted for as liability-classified instruments because the events that determine the number of Make-Whole Shares issuable include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As of March 31, 2024, the Make-Whole Shares had not been issued and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,639. As a result of the decrease in the fair value of the liability, the Company recorded non-cash gains of $3,336 and $432, respectively, for the three months and six months ended March 31, 2024, which are included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive loss.

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

The following tables reconcile elements of the Merger to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

Shares

Chavant public shares, net of redemptions	111,005
Chavant founder shares, net of shares forfeited	1,341,369
PIPE investors’ shares	1,975,000
Settlement of PIPE warrant	199,800
Sponsor PIPE subscription	199,737
Settlement of Sponsor Warrant	272,182
Settlement of warrant to non-redeeming shareholder	202,489
Amendment to Business Combination Marketing Agreement	280,000
Total Chavant shares outstanding immediately prior to the Merger	4,581,582

Legacy Mobix rollover shares	18,139,258
Conversion of Legacy Mobix convertible notes	30,045
Conversion of Legacy Mobix SAFEs	150,953
Total number of Class A common shares issued in the Merger	22,901,838

Closing proceeds:
Proceeds from Chavant trust fund	$1,264
Proceeds from PIPE investment	19,750

Closing disbursements:
Legacy Mobix Merger-related transaction costs	(3,747)
Chavant Merger-related transaction costs	(2,219)
Net cash proceeds from the Merger at Closing	15,048

Legacy Mobix Merger-related transaction costs paid prior to closing	(983)
Net cash proceeds	14,065

Non-cash activity:
Conversion of Legacy Mobix convertible notes to Class A Common Stock	206
Conversion of Legacy Mobix SAFEs to Class A Common Stock	1,522
Conversion of Legacy Mobix redeemable convertible preferred stock to Class B Common Stock	2,300
Unpaid Merger-related transaction costs assumed from Chavant	(871)
Unpaid Merger-related transaction costs of Legacy Mobix	(1,633)
Merger-related transaction costs expensed	4,009

Liability-classified instruments:
Fair value of earnout liability	(33,559)
Fair value of PIPE make-whole liability	(2,071)
Fair value of Private Warrants	(150)
Net equity impact of the Merger	$(16,182)

Subsequent to the Closing, the Company paid $830 of the Merger-related transaction costs and negotiated a $99 reduction of the unpaid transaction costs.

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

As a result of the issuances of shares under the PIPE Subscription Agreement and other agreements in connection with the Merger, the Company adjusted the exercise price of the warrants from $11.50 to $5.79 per share and adjusted the redemption trigger price from $18.00 to $9.06 per share. The Company recognized a noncash deemed dividend of $661 as a result of the warrant price adjustment.

Upon the Closing, the Company concluded that the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and recorded the Public Warrants in stockholders’ equity. The Company concluded that the Private Warrants do not meet the derivative scope exception and are accounted for as liabilities. Specifically, the Private Warrants contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and must be classified as a liability. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of March 31, 2024, all of the Private Warrants remained outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $630. As a result of the increase in the fair value of the liability, the Company recorded non-cash losses of $420 and $480, respectively, for the three months and six months ended March 31, 2024, which are included in “Change in fair value of private warrants” in the condensed consolidated statements of operations and comprehensive loss.

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

During the six months ended March 31, 2024, Legacy Mobix issued warrants to purchase an aggregate of 51,020 shares of its common stock at $0.01 in connection with borrowings. See Note 11, Debt.

Also during the six months ended March 31, 2024, Legacy Mobix granted warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. See Note 16, Equity.

As of March 31, 2024, the Company is obligated to issue warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger. In addition, as described in Note 11, Debt, during the six months ended March 31, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and is obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. As of March 31, 2024, the Company has recorded a liability of $206 in the condensed consolidated balance sheet for the estimated fair value of the warrants. For the three months and six months ended March 31, 2024, the Company recognized a $526 gain from the change in the fair value of the liability, which is included in “Other non-operating losses, net” in the condensed consolidated statement of operations and comprehensive loss. The Company valued the warrants using a probability-weighted expected return model.

During the six months ended March 31, 2023, the Company issued warrants to purchase an aggregate of 300,000 shares of its common stock at $3.00 per share to non-service providers. In December 2022, the holders exercised these warrants and purchased 300,000 shares of the Company’s common stock for cash proceeds of $900. The Company also issued a warrant to purchase 400,000 shares of its common stock at $3.00 per share to a service provider. The Company recognized the $1,598 fair value of the warrant in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2023. Effective March 2023, the warrant was cancelled.

See Note 12, Fair Value Measurements, for additional information on the Company’s measurements with respect to the warrants issued in connection with the foregoing transactions.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Acquisition of EMI Solutions, Inc.

On December 18, 2023, the Company completed the acquisition of EMI Solutions when the Company acquired all of the issued and outstanding common shares of EMI Solutions, which is accounted for as a business combination. EMI Solutions is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. The Company believes the acquisition of EMI Solutions will complement its existing product offerings, expand its customer base and allow it to deliver solutions that address a wider variety of applications and markets.

Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and subsequently paid an additional $1,000. The remaining $1,045 cash portion of the consideration is payable in quarterly installments of $174 through June 2025.

The merger agreement with EMI Solutions provided that in the event that Legacy Mobix did not complete an initial public offering (including the Merger) within twenty-four months following the completion of the acquisition of EMI Solutions, the sellers could require the Company to pay all unpaid cash consideration and provided the sellers a “put right” wherein the sellers could require that the Company repurchase the 964,912 shares of common stock for a cash amount equal to $6.84 per share. The Company evaluated the terms of the related agreement and concluded that the shares of common stock issued as consideration were contingently redeemable common stock, and required recognition as temporary equity, because the events that determine whether the Company will be required to repurchase the 964,912 shares of its common stock for cash are not within the Company’s control. At the time of completion of the acquisition, the Company estimated the fair value of the contingently redeemable common stock at $8,856, based upon the fair value of the Legacy Mobix common stock, adjusted to include the fair value of the put right. The Company estimated the fair value of the put right using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.0%; no expected dividend yield; risk-free interest rate of 4.5%; and a contractual term of two years. The Company included this amount as part of the value of the purchase consideration. After the Closing of the Merger with Chavant on December 21, 2023, the common stock was no longer contingently redeemable, and the Company reclassified the value of the contingently redeemable common stock to permanent equity at its carrying value of $8,856, with no gain or loss recognized.

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

The operating results of EMI Solutions are included in the Company’s condensed consolidated financial statements for periods subsequent to the acquisition date. The amounts of revenues and net loss of EMI Solutions included in the Company’s condensed consolidated statement of operations and comprehensive loss for the six months ended March 31, 2024 were $997 and $454, respectively.

The following table shows unaudited pro forma revenues and net loss of the Company, as if the acquisition of EMI Solutions had been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisition occurred on October 1, 2022.

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Revenues	$1,145	$678	$2,197	$2,015
Net loss	(1,753)	(13,129)	(733)	(22,692)

Note 6 — Inventory

Inventory consists of the following:

	March 31,	September 30,
	2024	2023

Raw materials	$183	$265
Finished goods	178	54
Total inventory	$361	$319

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 7 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life	March 31,	September 30,
	(years)	2024	2023

Equipment and furniture	5 - 7	$924	$858
Laboratory equipment	5	621	601
Leasehold improvements	Shorter of estimated useful life or remaining lease term	891	850
Construction in progress		584	584
Property and equipment, gross		3,020	2,893
Less: Accumulated depreciation		(1,257)	(1,034)
Property and equipment, net		$1,763	$1,859

Depreciation expense for the three months ended March 31, 2024 and 2023 was $117 and $112, respectively. Depreciation expense for the six months ended March 31, 2024 and 2023 was $230 and $225, respectively.

Note 8 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	March 31, 2024			September 30, 2023
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7-10	$7,289	$(2,644)	$4,645	$7,289	$(2,238)	$5,051
Customer relationships	10-15	6,400	(195)	6,205	300	(64)	236
Trade names	2	100	(14)	86	—	—	—
Backlog	1	300	(85)	215	—	—	—
		$14,089	$(2,938)	$11,151	$7,589	$(2,302)	$5,287

The Company recorded amortization expense related to intangible assets of $399 and $210 during the three months ended March 31, 2024 and 2023, respectively, and $636 and $421 during the six months ended March 31, 2024 and 2023, respectively. The weighted-average remaining lives of intangible assets as of March 31, 2024 were developed technology 5.9 years; customer relationships 14.5 years; trade names 1.7 years; and backlog nine months.

Estimated future amortization expense for intangible assets by fiscal year as of March 31, 2024 is as follows:

Years ending September 30,

2024 (remaining six months)	$799
2025	1,361
2026	1,258
2027	1,247
2028	1,213
Thereafter	5,273
Total	$11,151

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 9 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2024. There were no changes in the carrying amount of goodwill during the six months ended March 31, 2023.

Balance at September 30, 2023	$5,217
Acquisition of EMI	5,542
Balance at March 31, 2024	$10,759

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2024	2023

Accrued compensation and benefits	$1,765	$2,841
Liability-classified warrants	206	—
Accrued professional fees	706	273
Accrued interest	132	304
Deferred revenue	43	138
Committed equity facility fees	1,575	—
Unpaid Merger-related transaction costs	1,240	—
Other	1,369	963
Total accrued expenses and other current liabilities	$7,036	$4,519

Note 11 — Debt

Debt consists of the following:

	March 31,	September 30,
	2024	2023

Notes payable	$400	$1,286
7% promissory notes – related parties	2,763	3,349
Notes payable – related parties	—	444
SAFEs	—	1,512
Total debt	3,163	6,591
Less: Amounts classified as current	(3,163)	(6,591)
Noncurrent portion	$—	$—

Notes Payable

During the six months ended March 31, 2024, the Company entered into two promissory notes payable having an aggregate principal amount of $250 with unrelated investors to meet its working capital needs. The notes bear interest at rates ranging from 6% to 76% per annum. One note having an original principal amount of $150 matures in November 2024, requires weekly principal payments of $4 and is guaranteed by an officer and director of the Company. The other note, having a principal amount of $100, is unsecured, matured in January 2024 and was repaid by the Company in February 2024.

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

One note, issued in September 2023 and having a principal amount of $531, provided that in the event the Company failed to pay the principal amount by its October 5, 2023 maturity date, the Company must issue the purchaser as additional consideration a warrant to purchase 28,000 shares of its common stock for the first calendar month, and warrants to purchase an additional 25,000 shares for each successive calendar month, during which the note remained unpaid. The Company did not repay the note by its maturity date and the Company is currently obligated to issue the purchaser warrants to purchase an aggregate of 103,000 shares of its common stock. The warrants are immediately exercisable and have an exercise price of $0.01 per share. In January 2024, the Company repaid this note in full.

During the six months ended March 31, 2023, the Company entered into five promissory notes payable having an aggregate principal amount of $1,100 with unrelated investors to meet its working capital needs. The notes matured at various dates through March 2024. During the six months ended March 31, 2023, the Company repaid $350 under one of these notes. In connection with the issuance of the notes, the Company gave the purchasers warrants to purchase an aggregate of 35,464 shares of its common stock at an exercise price of $0.01 per share. One promissory note also provided that in the event the Company failed to pay the principal amount on the maturity date, the Company must issue the purchaser a warrant to purchase an additional 15,000 shares of its common stock for each seven-day period thereafter until such time as the principal is repaid in full. Through March 31, 2023, the Company had issued the purchaser additional warrants to purchase an aggregate of 165,000 shares of its common stock.

As of March 31, 2024, promissory notes payable having a remaining principal balance of $400 were outstanding and are included in “Notes payable” in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. During the six months ended March 31, 2024 the Company made principal payments of $586 on one of the notes and as of March 31, 2024 an aggregate principal amount of $2,763 remains outstanding. The 7% promissory notes are included in “Notes payable — related parties” in the condensed consolidated balance sheet.

Notes Payable — Related Parties

As of September 30, 2023, two notes payable—related parties having an aggregate principal balance of $444 were outstanding. During the six months ended March 31, 2024, the Company repaid each of the notes in full.

During the six months ended March 31, 2023, the Company issued a promissory note having a principal balance of $106 to an employee of the Company, and repaid the note in full.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

SAFEs

In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into 150,953 shares of the Company’s Class A Common Stock and the $1,512 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized. As of March 31, 2024, no SAFEs remain outstanding.

The Company remeasured the SAFEs to fair value at each reporting date. For the six months ended March 31, 2024 and 2023, the Company recorded increases in the fair value of the SAFEs of $10 and $50, respectively. The change in fair value of the SAFEs is reported in “Change in fair value of SAFEs” in the condensed consolidated statements of operations and comprehensive loss.

Convertible Notes

During the six months ended March 31, 2024, the Company issued convertible notes having an aggregate principal amount of $200 to unaffiliated investors. The convertible notes matured in February 2024, bore interest at 16% per annum, were unsecured and had a conversion price of $6.84 per share. The principal amount of the convertible notes and any accrued interest thereon was convertible into shares of the Company’s common stock, at the election of each holder, at any time prior to maturity. In connection with the issuance of the convertible notes, the Company issued the investors warrants to purchase an aggregate of 4,000 shares of Legacy Mobix common stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and have a one-year term. In connection with the Merger, all outstanding convertible notes were converted into 30,045 shares of the Company’s Class A Common Stock and the $206 carrying amount of the notes and accrued interest thereon was credited to equity, with no gain or loss recognized. As of March 31, 2024, no convertible notes remain outstanding.

Note 12 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of March 31, 2024 and September 30, 2023 because the notes payable, the 7% promissory notes - related parties, the notes payable - related parties and the convertible notes each mature or were converted within one year of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of March 31, 2024 are as follows:

	Level 1	Level 2	Level 3	Total

Earnout liability	$—	$—	$3,621	$3,621
PIPE make-whole liability	—	—	1,639	1,639
Private Warrants and other warrants	—	—	836	836

Total	$—	$—	$6,096	$6,096

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Company classifies the earnout liability, the PIPE make-whole liability, the Private Warrants and other warrants and the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the six months ended March 31, 2024 or March 31, 2023. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Six months ended March 31, 2024:	Earnout Liability	PIPE Make-Whole Liability	Private Warrants and Other Warrants	SAFEs

Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	2,071	882	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Change in fair value included in net loss	(29,938)	(432)	(46)	10

Balance, March 31, 2024	$3,621	$1,639	$836	$—

Six months ended March 31, 2023:	SAFEs

Balance, September 30, 2022	$1,983
Change in fair value included in net loss	558

Balance, March 31, 2023	$2,541

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	March 31, 2024

Stock price	$10.66	$2.01
Expected volatility	50%	60%
Risk-free rate	3.9%	4.1%
Contractual term	8 years	7.7 years

PIPE Make-Whole Liability

The Company uses a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	March 31, 2024

Stock price	$10.17	$1.56
Expected volatility	49%	51%
Risk-free rate	5.4%	5.4%
Contractual term	4 months	3 months

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 13 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from three months to 3.4 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants. The lease covering the Company’s 19,436 square foot headquarters in Irvine, California provides the Company an option to extend the lease for one additional five-year term, with rent at the then prevailing market rate. The lease requires a security deposit of $400, which is recorded in other assets in the condensed consolidated balance sheets.

The following lease costs are included in the condensed consolidated statement of operations and comprehensive loss:

	Six months ended March 31,
	2024	2023

Operating lease cost	$200	$202
Short-term lease cost	46	155
Total lease cost	$246	$357

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended March 31, 2024 and 2023 was $273 and $264, respectively. As of March 31, 2024, the weighted-average remaining lease term was 3.4 years, and the weighted-average discount rate was 15.6%. The Company did not obtain any right-of-use assets in exchange for new operating or financing lease liabilities during the six months ended March 31, 2024. There were no leases that had not yet commenced as of March 31, 2024 that will create significant additional rights and obligations for the Company.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024:

Years ending September 30,

2024 (remaining six months)	$275
2025	526
2026	545
2027	515
Total minimum lease payments	1,861
Less: imputed interest	(420)
Present value of future minimum lease payments	1,441
Less: current obligations under leases	(332)
Long-term lease obligations	$1,109

Note 14 — Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has unconditional purchase commitments for services which extend to various dates through September 2024. Future minimum payments under these unconditional purchase commitments as of March 31, 2024 totaled $615.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Loss Contingency

In fiscal year 2021, the Company recognized a liability for a contingent loss related to a business acquisition. The Company estimated the amount of the liability at $8,434, which was accrued in the condensed consolidated balance sheet as of September 30, 2022. During the six months ended March 31, 2023, the Company issued 1,233,108 shares of its common stock in settlement of this liability.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of March 31, 2024 or September 30, 2023.

Note 15 — Income Taxes

The Company recorded a provision (benefit) for income taxes of $(16) and $1 for the three months ended March 31, 2024 and 2023, respectively, and a provision (benefit) for income taxes of $(1,296) and $32 for the six months ended March 31, 2024 and 2023, respectively. The provision (benefit) for income taxes for the three months and six months ended March 31, 2024 and 2023 was calculated using the discrete year-to-date method. In connection with the acquisition of EMI, the Company recognized an additional deferred tax liability of $1,386 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the six months ended March 31, 2024 the Company recognized an income tax benefit of $1,296, principally resulting from a reduction in the valuation allowance on its deferred tax assets. For the six months ended March 31, 2023, the Company’s provision for income taxes differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

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

During the six months ended March 31, 2024, Legacy Mobix sold 482,171 shares of its common stock at various dates in private placements for net proceeds of $3,286. In connection with the issuance of these shares, Legacy Mobix also granted one investor a warrant to purchase 27,413 shares of common stock at a price of $0.01 per share. The warrant is immediately exercisable and has a term of one year. The Company determined the warrant to be a freestanding equity instrument with no subsequent remeasurement. The Company determined the amount recognized within additional paid-in capital by allocating the proceeds received among the shares of common stock and the warrant issued based on their relative fair values.

During the six months ended March 31, 2023, the Legacy Mobix sold 993,364 shares of its common stock at various dates in private placements for net proceeds of $6,795.

As of March 31, 2024, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	23,600,558
Reserve for conversion of Class B Common Stock	2,254,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants outstanding or issuable	3,320,020
Shares issuable under PIPE make-whole provision	1,052,030
Reserve for earnout shares	3,500,000
Stock options and RSUs outstanding	8,601,088
Awards available for grant under 2023 Equity Incentive Plan	2,290,183
Awards available for grant under 2023 Employee Stock Purchase Plan	858,935
Common stock available for issuance	230,522,285

Preferred Stock

In connection with the Merger, all outstanding shares of Legacy Mobix Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock were cancelled and converted into 2,254,901 shares of the Company’s Class B Common Stock.

The amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock, par value $0.00001, and the Company’s board of directors is authorized to designate one or more series of preferred stock, to fix the number of shares constituting any such series of preferred stock, and the powers, preferences and rights of any such series of preferred stock. Through March 31, 2024, the board of directors had not designated any such series of preferred stock and the Company had not issued any shares of preferred stock. As of March 31, 2024 no shares of preferred stock were outstanding.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Committed Equity Facility

On March 18, 2024, the Company entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides the Company the right, in its sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of its Class A Common Stock (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, in each case as defined in the Purchase Agreement, less a three percent discount.

As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A Common Stock, the Company agreed to pay a cash commitment fee in the amount of $1,500. B. Riley will withhold 30% in cash from the total aggregate purchase price until B. Riley has received the entire cash commitment fee. If any portion of the commitment fee remains unpaid on the earlier of the termination of the agreement or December 15, 2024, then the Company must pay B. Riley the remainder of the commitment fee in cash. The Company also agreed to reimburse B. Riley for reasonable legal fees and disbursements in an amount not to exceed $75 upon the execution of the Purchase Agreement and Registration Rights Agreement and $5 per fiscal quarter. In April 2024, the Company filed a registration statement with the Securities and Exchange Commission to register under the Securities Act, the offer and resale by B. Riley of up to 9,500,000 shares of Class A Common Stock that the Company may elect to sell to B. Riley pursuant to the Purchase Agreement.

As of March 31, 2024, the Company had not sold any shares under the Purchase Agreement. The amount and timing of the proceeds the Company receives from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement, if any, will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales, the future market price of the Company’s Class A Common stock and the payment of the cash commitment fee. The cash commitment and other fees under the Purchase Agreement totaling $1,575 are included in “Other non-operating losses, net” in the condensed consolidated statement of operations and comprehensive loss for the three months and six months ended March 31, 2024.

Note 17 — Equity Incentive Plans

In connection with the Merger, the Company adopted of 2023 Equity Incentive Plan, which provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. The Company has reserved 2,290,183 shares of its Class A Common Stock for issuance under the terms of the 2023 Equity Incentive Plan. As of March 31, 2024, the Company had not issued any awards under this plan.

Also in connection with the Merger, the Company adopted the 2023 Employee Stock Purchase Plan to assist eligible employees in acquiring stock ownership in the Company. Under the 2023 Employee Stock Purchase Plan, eligible employees may elect to enroll in the plan, designate a portion of eligible compensation to be withheld by the Company during an offering period, and purchase shares of the Company’s Class A Common Stock at the end of such offering period. The price of the shares purchased shall not be less than 85% of the fair market value of a share on the enrollment date or on the purchase date, whichever is lower. The Company has reserved 858,935 shares of its Class A Common Stock for issuance under the terms of the 2023 Employee Stock Purchase Plan. As of March 31, 2024, the Company had not commenced any offering period nor sold any shares under this plan.

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

In November 2022, Legacy Mobix and certain of its officers and key employees agreed to enter into amended RSU agreements relating to an aggregate of 10,000,000 RSUs and in March 2023 and May 2023, Legacy Mobix and certain of its officers and key employees agreed to forfeit the 10,000,000 RSUs. The RSUs to these officers and key employees were replaced with a commitment from the Company, contingent upon closing of the Merger, to issue an aggregate of 5,000,000 RSUs (of which 1,000,000 were modified to common stock warrants upon the holder’s termination of employment) over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards was subject to both a service condition and a performance condition (the completion of the Merger), the Company determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing.

Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company is required to recognize the value of these awards over the requisite service period. During the six months ended March 31, 2024, the Company recognized stock-based compensation expense of $11,846 relating to these RSUs and warrants, which includes a catch-up for the portion of the service period completed prior to the performance condition being satisfied. Also during the six months ended March 31, 2024, in connection with a separation of employment, the Company modified 1,000,000 RSUs held by an employee such that the RSUs—which were subject to forfeiture under their original terms—would continue to vest over their original service period. Because the fair value of the modified awards was lower than the grant-date fair value of the original awards, the Company recognized a $2,242 reduction of stock-based compensation expense during the three months ended March 31, 2024.

During the six months ended March 31, 2023, certain employees agreed to forfeit 670,000 RSUs with no current replacement award. As a result, the Company recognized $3,706 of additional stock-based compensation expense in the six months ended March 31, 2023.

A summary of activity in the Company’s RSUs for the six months ended March 31, 2024 is as follows:

	Number of units	Weighted-Average Grant Date Fair Value per Unit

Outstanding at September 30, 2023	209,494	$6.84
Performance-based RSUs	3,999,999	$8.65
Vested	(130,934)	$6.84
Outstanding at March 31, 2024	4,078,559	$8.61

No RSUs vested during the six months ended March 31, 2023. Unrecognized compensation expense related to RSUs was $33,946 as of March 31, 2024 and is expected to be recognized over a weighted-average period of 3.8 years.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Stock Options

In connection with the Merger, all Legacy Mobix stock options were assumed by the Company and converted into the same number of stock options of the Company, with no change to their exercise prices, vesting conditions or other terms. Stock option activity for the six months ended March 31, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2023	5,905,684	$4.28
Granted	32,200	$6.84
Exercised	(474,313)	$5.91
Forfeited	(941,042)	$6.53
Outstanding at March 31, 2024	4,522,529	$3.66	6.3
Exercisable at March 31, 2024	4,041,704	$3.29	6.1

The terms of stock option awards permit a “net share settlement” for exercises of stock options, at the Company’s discretion. Stock options exercised during the six months ended March 31, 2024 include options to purchase an aggregate of 474,313 shares which were exercised and settled for 198,115 shares of Class A Common Stock, with no cash proceeds to the Company.

Unrecognized stock-based compensation expense related to stock options, totaling $1,911 as of March 31, 2024, is expected to be recognized over a weighted-average period of 2.0 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of March 31, 2024 was $3,626 and $3,626, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2024 and 2023 was $1,938 and $0, respectively. The total fair value of options that vested during the six months ended March 31, 2024 and 2023 was $1,221 and $1,887, respectively.

The weighted-average grant date fair value of options granted during the six months ended March 31, 2024 and 2023 was $3.50 and $3.58, respectively. The fair value of stock options granted was estimated with the following assumptions:

	Six months ended March 31,
	2024		2023
	Range		Range
	Low	High	Low	High

Expected volatility	54.8%	55.6%	52.4%	53.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	4.4%	3.6%	4.2%
Expected term (years)	4.5	5.3	5.0	5.8

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Cost of revenue	$—	$11	$—	$22
Research and development	274	541	775	1,083
Selling, general and administrative	1,167	5,227	13,371	8,530
Total stock-based compensation expense	$1,441	$5,779	$14,146	$9,635

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 18 — Net Loss Per Share

The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSUs and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net income (loss) per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net income (loss) per share of Class B Common Stock does not assume the conversion of those shares.

In periods where the Company has a net loss, most potentially dilutive securities are not included in the computation as their impact is anti-dilutive; those potentially dilutive securities whose impact is dilutive are included in the computation. For the three months and six months ended March 31, 2024, the PIPE make-whole liability and liability-classified warrants are included in the computation of diluted loss per share as if the underlying shares had been issued as of the later of the beginning of the fiscal period or the date of issuance of those securities. Inclusion of those securities under the if-converted method increases both the net loss for the period and the number of shares used in the per share computation and is dilutive to the Company’s net loss per share.

	Three months ended March 31,
	2024		2023
	Class A	Class B	Common Stock
Basic net loss per share:
Numerator:
Allocation of net loss	$(1,612)	$(141)	$(13,142)
Deemed dividend from warrant price adjustment	(608)	(53)	—
Net loss available to common stockholders	(2,220)	(194)	(13,142)
Denominator:
Weighted-average shares outstanding	25,791,094	2,254,901	14,025,304
Basic net loss per share	$(0.09)	$(0.09)	$(0.94)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(2,220)	$(194)	$(13,142)
Change in fair value of PIPE make-whole liability	(3,068)	(268)	—
Change in fair value of liability-classified warrants	(483)	(42)	—
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(504)	—	—
Reallocation of net loss	—	19	—
Allocation of net loss	(6,275)	(485)	(13,142)

Denominator:
Number of shares used in basic earnings per share calculation	25,791,094	2,254,901	14,025,304
Shares issuable in satisfaction of PIPE make-whole liability	1,052,030	—	—
Shares issuable under liability-classified warrants	101,228	—	—
Conversion of Class B to Class A Common Stock	2,254,901	—	—
Number of shares used in per share computation	29,199,253	2,254,901	14,025,304
Diluted net loss per share	$(0.21)	$(0.21)	$(0.94)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Six months ended March 31,
	2024		2023
	Class A	Class B	Common Stock
Basic net loss per share:
Numerator:
Allocation of net loss	$(742)	$(76)	$(22,532)
Deemed dividend from warrant price adjustment	(600)	(61)	—
Net loss available to common stockholders	$(1,342)	$(137)	$(22,532)
Denominator:
Weighted-average shares outstanding	22,004,134	2,254,901	13,189,879
Basic net loss per share	$(0.06)	$(0.06)	$(1.71)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(1,342)	$(137)	$(22,532)
Change in fair value of PIPE make-whole liability	(392)	(40)	—
Change in fair value of liability-classified warrants	(476)	(49)	—
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(226)	—	—
Reallocation of net loss	—	6	—
Allocation of net loss	$(2,436)	$(220)	$(22,532)

Denominator:
Number of shares used in basic earnings per share calculation	22,004,134	2,254,901	13,189,879
Shares issuable in satisfaction of PIPE make-whole liability	580,628
Shares issuable under liability-classified warrants	74,906
Conversion of Class B to Class A Common Stock	2,254,901	—	—
Number of shares used in per share computation	24,914,569	2,254,901	13,189,879
Diluted net loss per share	$(0.10)	$(0.10)	$(1.71)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is based on a conversion contingency associated with the VWAP of the Class A Common Stock which had not been met, and the contingency was not resolved, during the periods presented herein. The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Six months ended March 31,
	2024	2023

Public Warrants and Private Warrants	9,000,000	—
Earnout shares	3,500,000	—
RSUs	4,078,559	10,984,241
Stock options	4,522,529	6,400,758
Convertible preferred stock (on an as-converted basis)	—	2,254,901
Common stock warrants	—	400,000
Convertible notes	—	131,072
	21,101,088	20,170,972

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 19 — Concentrations

For the three months ended March 31, 2024, one customer accounted for 26% of the Company’s revenues. For the three months ended March 31, 2023, two customers accounted for 100% of the Company’s revenues. For the six months ended March 31, 2024, three customers accounted for 48% of the Company’s revenues. For the six months ended March 31, 2023, one customer accounted for 82% of the Company’s revenues. No other customer accounted for more than 10% of revenues in the respective periods. As of March 31, 2024, two customers had balances due that represented 48% of the Company’s total accounts receivable. As of September 30, 2023, two customers had balances due that represented 97% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s revenues by geographic region, based on ship-to location, are summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

United States	$980	$32	$1,248	$298
Czech Republic	—	—	17	185
Thailand	—	—	—	225
Other	165	—	165	3
Total net revenue	$1,145	$32	$1,430	$711

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

Agreement to Acquire RaGE Systems, Inc.

On May 8, 2024, the Company entered into an agreement (the “RaGE Business Combination Agreement”) to acquire RaGE Systems, Inc. (“RaGE Systems”) for aggregate consideration of $12,000. RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors.

As consideration for the acquisition, the Company will issue the sellers a number of shares of its Class A Common Stock equal to the quotient of (a) $10,000 divided by (b) the VWAP (as defined in the RaGE Business Combination Agreement) of Mobix Class A Common Stock for the fifteen trading days up to and including the fifth business day prior to the closing date. In addition, the Company will pay the sellers an aggregate of $2,000 in cash, of which $200 will be payable on the closing date; $1,000 will be payable on November 15, 2024 and $800 will be payable on April 15, 2025. The Company will also enter into employment agreements with each of the RaGE stockholders. Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with the Company. The RaGE Business Combination Agreement also provides the RaGE stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including the satisfactory completion of the Company’s due diligence investigation, set forth in the RaGE Business Combination Agreement.

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

Overview

Based in Irvine, California, we are a fabless semiconductor company developing disruptive wireless mmWave 5G and C-Band wireless solutions and delivering connectivity and electromagnetic filtering products for next generation communications systems supporting the aerospace, military, defense, medical and other markets requiring high reliability (“HiRel”) and HiRel products. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless mmWave 5G integrated circuits currently in development are designed to deliver significant advantages in performance, efficiency, size, and cost. Our True Xero active optical cables (“AOCs”), which have been in production for several years and were acquired in the Cosemi acquisition, are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. Our electromagnetic interference (“EMI”) filtering products, which were acquired in the EMI Solutions, Inc. (“EMI Solutions”) acquisition, are designed for, and are currently used in aerospace, military, defense and medical applications. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

On December 21, 2023, we consummated the merger pursuant to the business combination agreement, dated November 15, 2022 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”), by and among Chavant, CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of Chavant (“Merger Sub”), and Mobix Labs, Inc. (“Legacy Mobix”), a Delaware corporation, pursuant to which, among other things, Merger Sub merged with and into Legacy Mobix, with Legacy Mobix surviving the merger as a wholly-owned direct subsidiary of Chavant (together with the other transactions related thereto, the “Merger”). In connection with the consummation of the Merger (the “Closing”), Chavant changed its name from “Chavant Capital Acquisition Corp.” to “Mobix Labs, Inc.” (the “Company”) and Legacy Mobix changed its name from “Mobix Labs, Inc.” to “Mobix Labs Operations, Inc.”

Throughout this discussion, unless otherwise noted or otherwise suggested by context, all references to “we,” “us” or “our” refer to Legacy Mobix prior to the consummation of the Merger, and to the Company and its subsidiaries after the consummation of the Merger.

We were founded with the goal of simplifying the development and maximizing the performance of wireless mmWave wireless 5G products by designing and developing high performance, cost-effective, and ultra-compact semiconductor components and solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions in diverse industry sectors, including aerospace, military, defense, medical and HiRel technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of our product revenue for our integrated circuits and components by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

In 2021, we completed the acquisition of substantially all of the assets including intellectual property of Cosemi, an Irvine, California-based global supplier of high-speed connectivity solutions. Cosemi’s intellectual property portfolio included a broad range of AOCs and optical engines that deliver optimal connectivity to a wide range of applications, including home entertainment, gaming, augmented reality and virtual reality, video conferencing, medical, mobile devices and monitors, among others. The acquisition of Cosemi built the foundation for our current connectivity business. We believe the patented cable technology and AOC optical chip solutions from Cosemi along with our innovative wireless semiconductor technologies provide more opportunities in the wireless C-Band and mmWave 5G market as the need for faster, more reliable data transmission becomes ever more apparent, whether it is for the data center, infrastructure, home entertainment or consumer electronics market.

Recent Developments

Agreement to Acquire RaGE Systems Inc.

On May 8, 2024, we entered into an agreement (the “RaGE Business Combination Agreement”) to acquire RaGE Systems, Inc. (“RaGE Systems”) for aggregate consideration of $12,000. RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors.

As consideration for the acquisition, we will issue the sellers a number of shares of our Class A Common Stock equal to the quotient of (a) $10,000 divided by (b) the VWAP (as defined in the RaGE Business Combination Agreement) of our Class A Common Stock for the fifteen trading days up to and including the fifth business day prior to the closing date. In addition, we will pay the sellers an aggregate of $2,000 in cash, of which $200 will be payable on the closing date; $1,000 will be payable on November 15, 2024 and $800 will be payable on April 15, 2025. We will also enter into employment agreements with each of the RaGE stockholders. Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Business Combination Agreement also provides the RaGE stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions. Consummation of the acquisition is subject to the satisfaction or waiver of customary closing conditions, including the satisfactory completion of our due diligence investigation, set forth in the RaGE Business Combination Agreement.

Committed Equity Facility

In March 2024, we entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides us the right, in our sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of our Class A Common Stock (the “Purchase Shares”) (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, less a three percent discount. As of March 31, 2024, we had not sold any shares under the Purchase Agreement. The amount and timing of the proceeds, if any, that we may receive from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement will depend on a number of factors, including the numbers of shares we may elect to sell, the timing of such sales, the future market price of our Class A Common stock and our payment of the cash commitment fee. See the notes to our unaudited condensed consolidated financial statements for further details.

The Merger

We accounted for the Merger as a reverse recapitalization. Under this method of accounting, Chavant is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Mobix capital stock comprising a majority of the voting power of our common stock upon consummation of the Merger and having the ability to nominate the majority of our board of directors, Legacy Mobix’ senior management comprising our senior management, and Legacy Mobix’ operations comprising our ongoing operations. Accordingly, for accounting purposes, our financial statements represent a continuation of the financial statements of Legacy Mobix with the Merger being treated as the equivalent of Legacy Mobix issuing shares for the net assets of Chavant, accompanied by a recapitalization. We recognized the net assets of Chavant as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Our operations prior to the Merger are presented as those of Legacy Mobix and the accumulated deficit of Legacy Mobix has been carried forward after Closing. All issued and outstanding securities of Chavant at the time of the Closing were treated as issuances of securities by us upon the consummation of the Merger.

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

Acquisition of EMI Solutions, Inc.

On December 18, 2023, we completed the acquisition of EMI Solutions when we acquired all of the issued and outstanding common shares of EMI Solutions. EMI Solutions is a manufacturer of electromagnetic interference filtering products for aerospace, military, defense and medical applications. We expect the acquisition of EMI Solutions to complement our existing product offerings, expand our customer base and allow us to deliver solutions that address a wider variety of applications and markets. Consideration for the acquisition of EMI Solutions consisted of 964,912 shares of Legacy Mobix common stock and $2,200 in cash. We valued the common stock at $8,856, based on the fair value of the Legacy Mobix common stock at the time of the acquisition. Additional details of our accounting for our acquisition of EMI Solutions are included in the notes to our unaudited condensed consolidated financial statements included herein.

Cost Reductions

To address our capital limitations and focus our use of cash on the completion of the Merger, which closed on December 21, 2023, and our acquisition of EMI Solutions, which closed on December 18, 2023, we reduced our headcount and temporarily furloughed approximately half of our employees on an unpaid basis since the beginning of the fourth quarter of fiscal year 2023. We also reduced our use of outside services and other costs and deferred discretionary expenditures. As a result of these actions, we reduced our operating expenses—mainly in research and development—for the three months and six months ended March 31, 2024 compared to the comparable fiscal 2023 periods. In January 2024, we permanently reduced our headcount by approximately 35%, consisting of employees previously placed on temporary furlough.

Financing Activities

During the six months ended March 31, 2024, we had additional financing activity, principally consisting of the issuance of promissory notes, convertible notes and Legacy Mobix common stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

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

To help mitigate the COVID-19 related disruptions at our contract manufacturers and suppliers where we experienced a delay in our supply chain to support our orders, we used higher cost shipping and manufacturing alternatives. Additional COVID-19 disruptions limited our supply availability, forcing us to move to less cost-effective components and materials. The higher cost shipping and manufacturing alternatives and components and materials resulting from supply chain disruptions negatively impacted our gross margin more than we anticipated in our outlook for our business. These constraints continue to exist and are expected to continue to materially impact our gross margin percentage. We are continuing to implement operational measures to minimize the turnaround time in fulfilling our orders. We are also currently designing and plan to introduce lower cost products as alternatives with more competitively priced components, aiming to maintain performance standards. However, there can be no assurance that these efforts will be sufficient to offset the negative impact of supply chain disruptions on our gross margin and net loss.

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

Results of Operations

Comparison of the Three Months and Six Months Ended March 31, 2024 and March 31, 2023

(dollars in thousands)	Three months ended March 31,		Change
	2024	2023	$	%

Net revenue
Product sales	$1,145	$32	1,113	3,478%

Costs and expenses
Cost of revenue	952	209	743	356%
Research and development	1,397	2,633	(1,236)	(47)%
Selling, general and administrative	7,358	9,029	(1,671)	(19)%

Loss from operations	(8,562)	(11,839)	3,277	(28)%

Interest expense	248	794	(546)	(69)%
Change in fair value of earnout liability	(5,174)	—	(5,174)	nm
Change in fair value of PIPE make-whole liability	(3,336)	—	(3,336)	nm
Change in fair value of private warrants	420	—	420	nm
Change in fair value of SAFEs	—	508	(508)	(100)%
Other non-operating losses, net	1,049	—	1,049	nm

Loss before income taxes	(1,769)	(13,141)	11,372	(87)%
Provision for income taxes	(16)	1	(17)	Nm

Net loss and comprehensive loss	$(1,753)	$(13,142)	$11,389	(87)%

“nm” indicates amount is not meaningful.

(dollars in thousands)	Six months ended March 31,		Change
	2024	2023	$	%

Net revenue
Product sales	$1,430	$711	719	101%

Costs and expenses
Cost of revenue	1,281	903	378	42%
Research and development	2,959	6,050	(3,091)	(51)%
Selling, general and administrative	23,021	14,823	8,198	55%

Loss from operations	(25,831)	(21,065)	(4,766)	23%

Interest expense	1,105	877	228	26%
Change in fair value of earnout liability	(29,938)	—	(29,938)	nm
Change in fair value of PIPE make-whole liability	(432)	—	(432)	nm
Change in fair value of private warrants	480	—	480	nm
Change in fair value of SAFEs	10	558	(548)	(98)%
Merger-related transaction costs expensed	4,009	—	4,009	nm
Other non-operating losses, net	1,049	—	1,049	nm

Loss before income taxes	(2,114)	(22,500)	20,386	(91)%
Provision for income taxes	(1,296)	32	(1,328)	nm

Net loss and comprehensive loss	$(818)	$(22,532)	$21,714	(96)%

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenues primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the three months and six months ended March 31, 2024 and 2023). Sales and other taxes we collect, if any, are excluded from net revenue. Our revenues fluctuate based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competitor price offerings, global economic conditions, and other factors.

Our net revenues were $1,145 for the three months ended March 31, 2024 compared to $32 for the three months ended March 31, 2023, an increase of $1,113. The increase reflects the addition of $929 in sales of EMI filtering products, which we acquired in our December 18, 2023 acquisition of EMI Solutions. The increase also includes a $184 increase in sales of AOCs, which reflects the comparison against the quarter ended March 31, 2023, where our sales were adversely affected by supply chain constraints that limited our ability to fulfill customer orders.

For the six months ended March 31, 2024 our net revenues were $1,430 compared to $711 for the six months ended March 31, 2023, an increase of $719 or 101%. The change principally reflects the addition of $997 in sales of EMI filtering products, which we acquired in our acquisition of EMI Solutions. The increase in net revenues from our EMI filtering products was partly offset by a $278 decrease in sales of our AOCs, driven by reduced demand from our largest customer during the six months ended March 31, 2024.

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

Cost of revenue was $952 for the three months ended March 31, 2024 compared to $209 for the three months ended March 31, 2023, an increase of $743 or 356%. The change principally reflects the increase in sales of our EMI filtering products as discussed above, as well as higher sales volume in our AOCs.

Cost of revenue was $1,281 for the six months ended March 31, 2024 compared to $903 for the six months ended March 31, 2023, an increase of $378 or 42%. The change principally reflects the increase in sales of our EMI filtering products as discussed above, partly offset by lower cost of revenue for AOCs, consistent with the lower sales volume for those products.

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

Research and development expenses were $1,397 for the three months ended March 31, 2024 compared to $2,633 for the three months ended March 31, 2023, a decrease of $1,236 or 47%. The decrease principally reflects lower employee compensation and benefits and lower stock-based compensation expense resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023.

Research and development expenses were $2,959 for the six months ended March 31, 2024 compared to $6,050 for the six months ended March 31, 2023, a decrease of $3,091 or 51%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023.

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

Selling, general and administrative expenses were $7,358 for the three months ended March 31, 2024 compared to $9,029 for the three months ended March 31, 2023, a decrease of $1,671 or 19%. The decrease principally reflects a $4,059 decrease in stock-based compensation expense, which was largely offset by increased employee compensation and benefits, the addition of selling, general and administrative costs resulting from our acquisition of EMI Solutions, and increased insurance costs.

Selling, general and administrative expenses were $23,021 for the six months ended March 31, 2024 compared to $14,823 for the six months ended March 31, 2023, an increase of $8,198 or 55%. The increase principally reflects a $4,842 increase in stock-based compensation expense, increased costs for outside services and higher employee compensation and benefits. The increase also reflects the addition of selling, general and administrative costs resulting from our acquisition of EMI Solutions and increased insurance costs. The increase in stock-based compensation expense principally related to certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Prior to the Merger, we did not recognize any expense for these awards because completion of the Merger and vesting of the awards was not probable. Upon completion of the Merger, we concluded that the vesting of these awards was probable, and we recognized stock-based compensation expense of $14,088 for the portion of the service period that had elapsed from the date of the awards through March 31, 2024. This charge was partly offset by a $2,242 reduction of stock-based compensation expense we recognized in connection with the modification of a portion of these RSUs in connection with a separation of employment. We expect to recognize the remaining $33,414 cost of these awards ratably over the period through their vesting dates, which extend to December 2027.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $248 for the three months ended March 31, 2024 compared to $794 for the three months ended March 31, 2023, a decrease of $546 or 69%. The decrease principally reflects higher costs in the three months ended March 31, 2023 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

Interest expense was $1,105 for the six months ended March 31, 2024 compared to $877 for the six months ended March 31, 2023, an increase of $228 or 26%. The increase principally reflects higher costs in the six months ended March 31, 2024 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

Change in Fair Value of Earnout Liability

In connection with the Merger, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options will be entitled to receive an additional aggregate 3,500,000 shares of our Class A Common Stock based on the achievement of trading price targets following the Closing over a seven-year earnout period. We account for the earnout shares as liability-classified instruments because the events that determine the number of earnout shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock, and we remeasure the earnout liability to its estimated fair value at the end of each reporting period. Additional information relating to the earnout liability can be found in Note 3 of the notes to our unaudited condensed consolidated financial statements included herein.

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of March 31, 2024, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $3,621. As a result of the decrease in the liability subsequent to the Closing, we recognized non-cash gains of $5,174 and $29,938, respectively, for the three months and six months ended March 31, 2024. The decrease in the estimated fair value of the earnout liability was principally due to the decrease in price of our Class A Common Stock between the Closing and March 31, 2024.

The fair value of the earnout liability is based on a number of factors, including changes in the market price of our Class A Common Stock. We have experienced significant fluctuations in the market price of our Class A Common Stock in the period subsequent to the Closing, and may experience significant fluctuations in the future. Such price fluctuations will increase or decrease the value of the earnout liability, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive loss, the amounts of which may be substantial.

Change in Fair Value of PIPE Make-Whole Liability

In connection with the Merger, we agreed to issue additional shares of our Class A Common Stock to the holders of 2,454,737 shares of our Class A Common Stock in the event that the volume-weighted average price per share of our Class A Common Stock during a specified period is less than $10.00 per share. In such a case, we would be obligated to issue up to 1,052,030 additional shares of our Class A Common Stock. We account for the make-whole shares as liability-classified instruments because the events that determine the number of make-whole shares we will be obligated to issue are not solely indexed to our common stock and we remeasure the PIPE make-whole liability to its estimated fair value at the end of each reporting period. Additional information relating to the PIPE make-whole liability can be found in Note 3 of the notes to our unaudited condensed consolidated financial statements included herein.

We estimated the fair value of the PIPE make-whole liability as of Closing of the Merger at $2,071. As of March 31, 2024, the PIPE make-whole liability had not been settled and we adjusted the carrying amount of the make-whole liability to its estimated fair value of $1,639. As a result of the decrease in the liability subsequent to the Closing, we recognized non-cash gains of $3,336 and $432, respectively, for the three months and six months ended March 31, 2024.

Future fluctuations in the market price of our Class A Common Stock will increase or decrease the value of the PIPE make-whole liability, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive loss, the amounts of which may be substantial.

Change in Fair Value of Private Warrants

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

We concluded that the Private Warrants do not meet the derivative scope exception because they contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and must be classified as a liability. At the time of Closing, we estimated the aggregate fair value of the Private Warrants and recognized a liability of $150. As of March 31, 2024, the Private Warrants remained outstanding, and we adjusted the carrying amount of the liability to its estimated fair value of $630. This increase in the fair value of the liability subsequent to the Closing resulted in non-cash losses of $420 and $480, respectively, for the three months and six months ended March 31, 2024. Future fluctuations in the market price of our Class A Common Stock and other factors may increase or decrease the value of the liability for the Private Warrants, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive loss, the amounts of which may be substantial.

Change in Fair Value of SAFEs

We evaluated the SAFEs and concluded that the SAFEs are classified as liabilities in the condensed consolidated balance sheets. We initially recorded the SAFEs at their fair value and remeasured the SAFEs to fair value at each subsequent reporting date. We estimated the fair value of the SAFEs immediately prior to the Merger was $1,522. In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into shares of our Class A Common Stock and the $1,522 fair value of the SAFEs was credited to equity, with no further gain or loss recognized.

For the three months ended March 31, 2024, we did not recognize any gain or loss from changes in the estimated fair value of the SAFEs because the SAFEs were no longer outstanding. For the three months ended March 31, 2023, the estimated fair value of the SAFEs increased by $508, and we recognized a $508 loss. For the six months ended March 31, 2024 and March 31, 2023, we recognized losses of $10 and $558, respectively, resulting from the change in the fair value of the SAFEs. As of March 31 2024, no SAFEs remain outstanding.

Other Non-Operating Losses, Net

For the three months and six months ended March 31, 2024, other non-operating losses, net of $1,049 consisted of commitment and other fees of $1,575 payable under the committed equity facility, partly offset by gains of $526 on the change in the estimated fair value of liability-classified warrants to purchase shares of our Class A Common Stock issuable to a lender. We did not recognize any other non-operating losses, net during the three months and six months ended March 31, 2023.

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

For the three months and six months ended March 31, 2024 we recognized an income tax benefit of $16 and $1,296, respectively. In connection with our December 2023 acquisition of EMI Solutions, we recognized an additional deferred tax liability of $1,386 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the six months ended March 31, 2024 we recognized an income tax benefit of $1,296 for the resulting reduction of the valuation allowance previously recorded against our deferred tax assets.

For the three months and six months ended March 31, 2023, we did not recognize any tax benefit related to our pretax book losses of $13,141 and $22,500, respectively, because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, working capital requirements, debt service obligations, capital expenditures and other investments.

We have incurred operating losses and negative cash flows, primarily as a result of our ongoing investment in product development. We expect to continue to incur operating losses and negative cash flows from operations associated with research and development expenses, selling, general, and administrative expenses and capital expenditures necessary to expand our operations, product offerings, and customer base with the ultimate goals of growing our business and achieving profitability in the future.

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the six months ended March 31, 2024 and 2023:

(dollars in thousands)	Six months ended March 31,		Change
	2024	2023	$

Net cash used in operating activities	$(11,689)	$(8,710)	$(2,979)
Net cash used in investing activities	(1,150)	(15)	(1,135)
Net cash provided by financing activities	15,743	8,547	7,196
Net increase (decrease) in cash	2,904	(178)	$3,082
Cash, beginning of period	89	178
Cash, end of period	$2,993	$—

Operating Activities

For the six months ended March 31, 2024, net cash used in operating activities was $11,689, which included the impact of our net loss of $818 and net non-cash credits of $11,807, partly offset by net decreases in working capital items of $936. The net non-cash credits principally consisted of the $29,938 gain on the change in fair value of the earnout liability, a $432 gain on the change in the fair value of the PIPE make-whole liability and a deferred income tax benefit of $1,296, partially offset by stock-based compensation expense of $14,146 for stock options and restricted stock units, $4,009 of Merger related transaction costs expensed, $884 of expense for the issuance of warrants in connection with borrowings and $866 of depreciation and amortization expense. The net working capital decrease principally consists of an increase in accounts payable.

For the six months ended March 31, 2023, net cash used in operating activities was $8,710, which included the impact of our net loss of $22,532, partly offset by net non-cash charges of $11,512 and net decreases in working capital items of $2,310. The net non-cash charges principally consisted of the $9,635 of stock-based compensation expense for stock options and restricted stock units, $644 of expense for the issuance of warrants in connection with borrowings, a $558 loss on the change in the fair value of the SAFEs and $646 of depreciation and amortization expense. The net working capital decrease principally consists of an increase in accrued expenses.

Investing Activities

Net cash used in investing activities of $1,150 for the six months ended March 31, 2024 principally consisted of payments or the acquisition EMI, net of acquired cash.

Net cash used in investing activities of $15 for the six months ended March 31, 2023 consisted of payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2024 of $15,743 consisted of the $21,014 proceeds from the merger and PIPE, $3,286 in proceeds from the issuance of common stock, and $446 in proceeds from issuance of notes payable and convertible notes. These amounts were partially offset by the payment of merger-related transaction costs of $6,796 and $2,207 of principal payments on notes payable (including payments of $1,030 on notes payable—related parties).

Net cash provided by financing activities for the six months ended March 31, 2023 of $8,547 consisted of $6,897 in proceeds from the issuance of common stock, $1,456 in proceeds from the issuance of notes payable and convertible notes and $900 in proceeds from the exercise of common stock warrants, partially offset by principal payments on notes payable of $456 and the payment of merger-related transaction costs of $250.

Liquidity

As of March 31, 2024, our cash balance was $2,993 compared to $89 at September 30, 2023. We had a working capital deficit of $13,579 as of March 31, 2024 compared to a working capital deficit of $19,593 at September 30, 2023.

In March 2024, we entered into the Purchase Agreement and a related Registration Rights Agreement with B. Riley which provides us the right, in our sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 Purchase Shares (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, less a three percent discount. As of March 31, 2024, we had not sold any shares under the Purchase Agreement. The amount and timing of the proceeds, if any, that we may receive from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement will depend on a number of factors, including the numbers of shares we may elect to sell, the timing of such sales, the future market price of our Class A Common stock and our payment of the cash commitment fee.

Additionally, assuming the exercise of all Public Warrants and Private Warrants for cash, we will receive an aggregate of approximately $52,110 in gross proceeds from the exercise. However, we believe the likelihood that warrant holders will exercise their Public Warrants and Private Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Class A Common Stock. When the market price for our Class A Common Stock is less than $5.79 (i.e., when the Public Warrants and Private Warrants are “out of the money”), we believe that warrant holders will be unlikely to exercise their Public Warrants and Private Warrants.

Our debt consists of notes payable with an aggregate amount of $400 and 7% promissory notes—related parties with an aggregate principal amount of $2,763. The notes payable mature at various dates through November 2024 and are unsecured. One of the notes requires weekly payments of $4; the remainder of the notes do not require any principal payments prior to maturity. The 7% promissory notes—related parties reached their maturity date of July 2023 and are currently due.

Our total liabilities as of March 31, 2024 were $25,344 compared to $21,789 as of September 30, 2023. The increase in our total liabilities is principally due to the amounts we recognized for the earnout liability and the PIPE make-whole liability, which totaled $5,260 as of March 31, 2024. The related agreements provide that the settlement of those liabilities is through the issuance of shares of our Class A Common Stock; we do not expect to make any cash payments in settlement of the earnout liability and the PIPE make-whole liability.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,861 payable over the next four years, (ii) unconditional purchase commitments of $615 for services which extend to various dates through September 30, 2024, (iii) commitment and other fees of $1,575 payable in connection with the committed equity facility, and (iv) deferred purchase consideration of $1,045 related to our acquisition on EMI, payable at various dates through June 2025.

Going Concern

We incurred a loss from operations of $25,831 for the six months ended March 31, 2024, and we incurred losses from operations of $35,544 and $23,714 for the years ended September 30, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $85,241. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. While we recently entered into the committed equity facility to raise additional capital, the amount and timing of the proceeds, if any, that we may receive from the sale of shares of Class A Common Stock thereunder will depend on a number of factors, including the numbers of shares we may elect to sell, the timing of such sales, the future market price of our Class A Common stock and our payment of the cash commitment fee. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

While we will seek to raise additional capital, we cannot assure you that we will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue our operations and satisfy our obligations. If we raise funds by issuing equity securities, dilution to our existing stockholders may result. Any equity securities we issue may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, recent and potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

If we are unable to obtain additional financing, or if such transactions are successfully completed but do not provide adequate financing, we will not be able to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

Our most critical accounting estimates include the assumptions we use in the determination of the fair value of the earnout liability, the fair value of the PIPE make-whole liability, the fair value of common stock, stock-based compensation, the provision for income taxes, the accounting for business combinations and the measurement of definite-lived intangible assets.

Fair Value of Earnout Liability

We account for the earnout shares as liability-classified instruments because the events that determine the number of earnout shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock. We remeasure the earnout liability to its estimated fair value at the end of each reporting period.

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	March 31, 2024

Stock price	$10.66	$2.01
Expected volatility	50%	60%
Risk-free rate	3.9%	4.1%
Contractual term	8 years	7.7 years

Fair Value of PIPE Make-Whole Liability

We account for the make-whole shares as liability-classified instruments because the events that determine the number of make-whole shares we will be obligated to issue are not solely indexed to our common stock and we remeasure the PIPE make-whole liability to its estimated fair value at the end of each reporting period.

We use a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	March 31, 2024

Stock price	$10.17	$1.56
Expected volatility	49%	51%
Risk-free rate	5.4%	5.4%
Contractual term	4 months	3 months

Fair Value of Common Stock

The fair value of our common stock affects the accounting for, and measurement of, a number of transactions, including awards of stock-based compensation, sales of our common and preferred stock or warrants to purchase our common stock and business combinations. For periods subsequent to the Merger, we determine the fair value of our common stock based on quoted market prices. For periods prior to the Merger, there was no public market for our common stock and we determined the fair value of our common stock considering a number of objective and subjective factors, including: third-party valuations of our common stock, the valuation of comparable companies, sales of our common stock to outside investors in arms-length transactions, our forecasted financial performance, operational developments and milestones, the lack of marketability of our common stock, the likelihood of achieving a liquidity event, and the general and industry specific economic outlook, among other factors. We determined the fair value of our common stock in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

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

Business Combinations

We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill.

Accounting for business combinations requires that we make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we use to be reasonable and appropriate, they are inherently uncertain. Critical estimates in valuing certain acquired assets may include, but are not limited to, expected future cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, the expected costs to develop acquired technology into commercially viable products and the estimated cash flows from the projects when completed, including assumptions associated with the technology migration curve and expected selling, general and administrative costs. We derive the discount rates used to discount expected future cash flows to present value using a weighted-average cost of capital analysis adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of these assumptions, estimates or actual results.

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

We did not record any impairment charges during the three months and six months ended March 31, 2024 and 2023. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change, including those assumptions relating to the duration and severity of supply chain disruptions causing delays in shipments in our connectivity business, changes to backlog with our largest customer or other factors. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of March 31, 2024. In the course of that evaluation, we identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

These material weaknesses resulted in adjustments related to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, and related accounts to these adjustments, as well as the purchase price allocation for our business combination, in the annual audited financial statements as of and for the years ended September 30, 2022 and 2021 and adjustments related to stock-based compensation expense and accrued expenses and other current liabilities in the interim financial statements as of and for the three months ended December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 16, 2023, the law firm Rutan & Tucker, LLP (“Rutan”) initiated a lawsuit in Orange County Superior Court in California against Mobix Labs to recover approximately $700,000 in legal fees allegedly owed to Rutan by Cosemi, its former client, which fees were incurred in connection with Mobix Labs’ acquisition of Cosemi in 2021. Mobix Labs intends to vigorously defend itself in this litigation and is simultaneously pursuing a separate arbitration against Cosemi. Mobix Labs is unable to predict the final outcome of this matter but does not believe that it will have a material impact on its results of operations or financial position as Mobix Labs has recorded the amount in accounts payable on its condensed consolidated balance sheets as of September 30, 2023 and March 31, 2024.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following risks, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of the Class A Common Stock or Public Warrants and result in a loss of all or a portion of your investment:

Risks Related to Our Business and Industry

●	We are an early stage company, and our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We cannot predict whether we will maintain revenue growth.

●	We have incurred losses in the operation of our business and anticipate that our expenses will increase, potentially leading to continued losses from operations in the near future.

●	We may not achieve or generate sufficient income from operations to sustain ourselves.

●	We cannot assure you that we will achieve or maintain profitability and our auditor has expressed substantial doubt about our ability to continue as a going concern.

●	We will need to raise additional capital in the future to execute our business plan.

●	We may fail to successfully acquire or integrate new businesses, products, and technology.

●	If our customers are unable to achieve widespread market acceptance of their products which incorporate our products, we may not be able to generate the revenue necessary to support our business.

●	Our customers generally require our products to undergo a lengthy qualification process.

●	Markets for our 5G semiconductor products are still developing and may not develop as expected.

●	If we are unable to execute our growth strategies effectively, our business may be adversely affected.

●	The markets for our semiconductor products and solutions are highly competitive.

●	Our products and solutions are subject to intense competition.

●	Our future success will depend on our ability to successfully introduce new products and solutions for our markets that meet the needs of our customers.

●	The consolidation or vertical integration of our customers may adversely affect our financial results.

●	We generally do not obtain long-term purchase commitments.

●	Defects in our products or poor design and engineering solutions could adversely affect our business.

●	We depend on third-party offshore manufacturers for producing several of our products.

●	Inflation and unfavorable global economic conditions could adversely affect our business.

●	If we are unable to manage the growth of our operations, our performance may suffer.

●	Our failure to comply with the laws and regulations to which we are subject could have a material adverse effect on our business, prospects, financial condition and results of operations.

●	Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

●	Our future success depends on our ability to retain key employees and to attract qualified personnel.

●	We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition.

●	Our business could suffer in the event of a security breach involving our information technology (“IT”) systems or our intellectual property or other confidential or proprietary information.

●	Instituting and defending against intellectual property or other types of litigation and administrative proceedings could cause us to spend substantial resources.

●	We are subject to, and must remain in compliance with, laws and governmental regulations across various jurisdictions concerning the development and sale of our products.

●	We are dependent upon our officers and directors, and their loss could adversely affect us.

●	Some of our potential customers may require us to comply with additional regulatory requirements.

●	We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

●	Our intellectual property applications may not be issued or granted or may take longer than expected, which may have a material adverse effect on our ability to enforce our intellectual property rights.

●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our business.

●	We are subject to state, federal and international privacy and data protection laws and regulations.

Risks Related to Ownership of Our Securities

●	The market price of our securities may be volatile.

●	An active trading market for our Class A Common Stock may not develop and you may not be able to sell your shares of Class A Common Stock.

●	If equity research analysts do not publish research or reports, or if they publish unfavorable research or reports about our company, our stock price and its trading volume could decline.

●	We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

●	The dual class structure of our Common Stock has the effect of concentrating voting control with the holders of our Class B Common Stock, most of whom are our directors or management.

●	Our management has limited experience in operating a public company.

●	We will require additional capital to fund our operations and growth. We may be unable to obtain such funds on attractive terms or at all, and you may experience dilution as a result.

●	We may become subject to securities or class action litigation.

●	We anticipate that our stockholders will experience dilution in the future.

●	We are an “emerging growth company” and a “smaller reporting company.”

●	Because we do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future, if any, and you may never receive a return on your investment.

●	Future sales of our Class A Common Stock may cause the market price to drop significantly.

Risks Related to Our Business and Industry

We are an early-stage company, and our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing semiconductor products since our inception in 2020 and expanded our operations to sales of connectivity products in 2021, and aerospace, military, defense, medical and other markets in 2023. This limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include, but are not limited to, our ability to:

●	continue to develop and commercialize our products;

●	continue sales growth from our connectivity, aerospace, military, defense, medical and other products;

●	forecast our revenue and budget for and manage our expenses;

●	execute our growth strategies including through mergers and acquisitions;

●	raise additional capital on acceptable terms to execute our business plan;

●	continue as a going concern;

●	attract new customers, retain existing customers and expand existing commercial relationships;

●	compete successfully in the highly competitive industries in which we operate;

●	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

●	comply with existing and new or modified laws and regulations applicable to our business in and outside the United States, including compliance requirements of U.S. customs and export regulations;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	effectively manage our growth and business operations, including any continuing impacts of the COVID-19 pandemic on our business;

●	develop and protect intellectual property;

●	maintain and enhance the security of our IT system;

●	hire, integrate and retain talented people at all levels of our organization;

●	successfully defend our company in any legal proceeding that may arise and enforce our rights in any legal proceedings we may initiate; and

●	manage and mitigate the adverse effects on our business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond our control.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risks Related to Our Business and Industry” section, our business, financial condition, and results of operations could be adversely affected. Moreover, as we have limited historical financial data and operate in a rapidly evolving and highly competitive market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.

We cannot predict whether we will succeed in maintaining revenue growth, or when we will be able to generate income from operations.

We cannot predict whether we will succeed in maintaining revenue growth or when we will be able to generate income from operations. Our revenue has been, and may continue to be, adversely impacted if we are unable to obtain sufficient finished goods to fill customer orders and to maintain or increase our profit margins due to manufacturing limitations, replacement costs, and our capital constraints.

We have incurred losses in the operation of our business and anticipate that our expenses will increase, potentially leading to continued losses from operations in the near future.

Since inception, we have incurred operating losses and negative cash flows, primarily due to our ongoing investment in product development. For the fiscal years ended September 30, 2023, and 2022, we incurred losses from operations of $35.5 million and $23.7 million, respectively. For the six months ended March 31, 2024 and 2023, we incurred losses from operations of $25.8 million and $21.1 million, respectively. As of March 31, 2024, we had an accumulated deficit of $85.2 million. Since then, we have continued to incur losses from operations, and we expect this trend to persist, along with negative cash flows from operations, for the foreseeable future.

We may not achieve or generate sufficient income from operations to sustain ourselves. Various factors, including lack of demand for our wireless, 5G, connectivity, military, defense, and medical products, increasing competition, challenging macroeconomic conditions, regulatory changes, and other risks discussed herein, may contribute to substantial losses.

Mobix Labs may not achieve or generate sufficient income from operations to sustain itself. Mobix Labs may incur substantial losses for reasons, including lack of demand for its wireless, 5G, connectivity, military, defense and medical products, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein.

We cannot assure you that we will achieve or maintain profitability or that we will be able to continue as a going concern.

We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will incur increased accounting, legal, and other expenses. These expenditures will make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than expected, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern, and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives and strategies.

The financial statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities, issuance of debt, and/or related party advances. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will need to raise additional capital in the future to execute our business plan, which may not be available on terms acceptable to us, or at all. Any fundraising involving the sale and issuance of equity securities can substantially dilute existing stockholders.

In the future, we will require additional capital to respond to technological advancements, competitive dynamics, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may issue equity or equity-linked securities to such current or potential customers or partners. For instance, we entered into the Purchase Agreement with B. Riley, pursuant to which B. Riley committed to purchase up to $100,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. See “Risk Factors — Risks Related to the Offering.” We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We may fail to successfully acquire or integrate new businesses, products, and technology, and we may not realize expected benefits, resulting in harm to the business.

We intend to continue growing our businesses, including through the acquisition of complementary businesses, products, or technologies rather than through internal development.

Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition could divert our management and key personnel from our business operations, which could harm the business and affect financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies, or employees into our operations or may not fully realize some of the expected synergies. An acquired company may have deficiencies in product quality, regulatory marketing authorizations or certifications, or intellectual property protections, which are not detected during due diligence activities or which are unasserted at the time of acquisition. It may be difficult, expensive, and time-consuming for us to re-establish market access, regulatory compliance, or cure such deficiencies in product quality or intellectual property protection in such cases, which may have a material adverse impact on our business, financial condition, or results of operations.

If our customers are unable to achieve widespread market acceptance of their products which incorporate our products, we may not be able to generate the revenue necessary to support our business.

The following factors, among others, may affect the level of market acceptance of our products:

●	the price of our customers’ products;

●	industry or user perceptions of the convenience, safety, efficiency and benefits of our products;

●	the effectiveness of sales and marketing efforts of our independent sales representative organizations and distributors;

●	the support and rate of acceptance of our products and solutions; and

●	regulatory developments.

If we are unable to achieve or maintain market acceptance of its products, and if our products do not win widespread market acceptance, our business may be significantly harmed.

Our customers generally require our products to undergo a lengthy qualification process, which does not assure product sales. If we are unsuccessful or delayed in qualifying these products with a customer, our business and operating results may suffer.

Prior to purchasing our products, our customers generally require that our products and solutions undergo extensive qualification processes, which involve testing of the products and solutions. This qualification process can take several months, and qualification of a product by a customer does not assure any sales of the product to that customer. If we are unsuccessful or delayed in qualifying these products with a customer, our business and operating results may suffer.

Markets for our 5G semiconductor products are still developing and may not develop at the speed and scale as expected.

The markets for our products designed for the 5G network are relatively new and still developing, which makes our business and future prospects difficult to evaluate, and thus the estimates and forecasts of total addressable market (“TAM”) and serviceable addressable market (“SAM”) are subject to significant uncertainty. We and our customers are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. Many of the wireless and wired applications we and our customers are working towards commercializing require complex technology and are subject to uncertainties with respect to, among other things, the heavy capital investment required to commercialize those applications, the competitive landscape, the rate of consumer acceptance and the impact of current or future regulations. Regulatory, safety or reliability developments, many of which are outside of our and our customers’ control, could also cause delays or otherwise impair commercial adoption of new technologies and solutions, which may adversely affect our growth.

As we develop our 5G semiconductor products, we face the risk that potential customers may not value or be willing to bear the cost of incorporating our products into their product offerings, particularly if they believe their customers are satisfied with prior offerings. If we are unable to sell our 5G semiconductor products and new generations of such products, the growth prospects of our 5G semiconductor products may be negatively affected.

If we are unable to execute our growth strategies effectively, our business may be materially and adversely affected.

We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies. In order to grow our business, we will need to continue to evolve and scale our business and operations to meet customer and market demand. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

●	attract new customers and grow our customer base;

●	sell additional products and services to our existing customers;

●	invest in our technology and product offerings;

●	effectively manage organizational change;

●	accelerate and/or refocus research and development activities;

●	increase sales and marketing efforts;

●	broaden customer support and services capabilities;

●	maintain or increase operational efficiencies;

●	implement appropriate operational and financial systems; and

●	maintain effective financial disclosure, controls and procedures.

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner, and our business, financial condition, profitability and results of operations could be adversely affected.

The markets for our semiconductor products and solutions are highly competitive, and some market participants have substantially greater resources. We compete against both established competitors and new market entrants with respect to, among other things, cost, technology, and engineering resources.

The markets for semiconductor products and solutions are highly competitive. Our future success in commercializing our semiconductor products and solutions will depend on whether we can deliver the technology, products, and solutions solving our target customers’ engineering challenges and continue to develop semiconductor products and solutions in a timely manner. Additionally, it will depend on whether we can stay ahead of existing and new competitors. Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, more established customer bases, and significantly greater financial, technical, research and development, marketing, and other resources than we do. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition. If we are not able to maintain favorable pricing for our products and solutions, our profit margin and profitability could suffer. Certain competitors may be better positioned to acquire competitive solutions and take advantage of acquisition or other similar expansion opportunities. Increased competition may result in pricing pressure and reduced margins, impeding our ability to increase the sales of our products or causing us to lose market share. Any of these outcomes will adversely affect our business, results of operations, and financial condition.

Our non-wireless connectivity products and solutions are also subject to intense competition. If customer preferences change to demand more lower-priced products, our competitive advantage will be reduced.

The markets for our non-wireless and connectivity products and solutions are competitive and fragmented and are subject to changing technology and shifting customer needs. A number of vendors produce and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. Moreover, the rapid rate of technological change affecting the connectivity market could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with.

Our future success will greatly depend on our ability to successfully introduce new products and solutions for our markets that meet the needs of our customers.

Our future success will depend on our ability to introduce new products and improve and enhance our existing products. In furtherance of these efforts, we expect to invest significantly in ongoing research and development. If we do not adequately fund our research and development efforts, or if our investments in research and development do not translate into material enhancements to our products, we may not be able to compete effectively, and our business, results of operations, and financial condition may be harmed.

Furthermore, given the rapidly evolving nature of the markets in which we compete, our products and technology could be rendered obsolete by alternative or competing technologies. The markets in which we operate are characterized by changing technology and evolving industry standards. We may not be successful in identifying, developing, and marketing products or systems that respond to rapid technological change, evolving technical standards, and systems developed by others. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and our growth prospects may be harmed.

The consolidation or vertical integration of our customers may adversely affect our financial results.

Our industry is characterized by the high costs associated with developing marketable semiconductor products and solutions as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to, substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing, and distribution of their products; longer operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which could have a material adverse effect on our business.

We generally do not obtain long-term purchase commitments, and although most of our customer orders are non-cancellable, some customers may choose to unilaterally cancel their purchase order which may adversely impact our revenue and operating results.

With limited exceptions, we generally do not obtain long-term commitments with our customers. While a majority of our customers are not permitted to cancel their product orders, in some cases, customers may unilaterally cancel their orders, which may adversely impact our revenue and operating results.

Defects in our products or poor design and engineering solutions could result in lost sales and subject us to substantial liability.

If our products perform poorly, whether due to design, engineering, or other reasons, we could lose sales. In certain cases, if our products are found to be the component that leads to failure or a failure to meet the performance specifications of our customer, we could be required to pay monetary damages to our customer. A defect in any of our products could give rise to significant costs, including expenses relating to recalling the products, replacing defective items and writing down defective inventory as well as lead to the loss of potential sales. In addition, the occurrence of such defects may give rise to product liability claims, including liability for damages caused by such defects if our semiconductors or the consumer products based on them malfunction and result in personal injury or death. Such claims could result in significant costs and expenses relating to damages and attorneys’ fees. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers that are in excess of the amounts paid to us for products, including consequential damages. We may be even named in product liability claims where there is no evidence that our products caused the damage in question. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. In addition, our products could be subject to recalls directly or indirectly through the recall of products of our customers in which our products may be embedded. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers, and significant harm to our reputation. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely affect our business, operating results, and financial condition.

We depend on third-party offshore manufacturers for producing several of our products, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may take longer to take effect than anticipated.

We currently rely on offshore manufacturers to produce several of our products. We cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of our competitors. Our reliance on offshore manufacturers subjects us to a number of risks that include, among other things:

●	interruptions, shortages, delivery delays and potential discontinuation of supply as a result of any recurrence of pandemics such as COVID-19, or other reasons outside Mobix Labs’ control;

●	political, legal and economic changes, crises or instability and civil unrest in the jurisdictions where our manufacturers’ plants are located, such as changes in China-Taiwan relations that may adversely affect our manufacturers’ operations in Taiwan;

●	currency conversion risks and exchange rate fluctuations; and

●	compliance requirements of U.S. customs and international trade regulations.

Although our products could be produced by other manufacturers, any attempt to transition our supply arrangement to one or more other manufacturers could entail expense and could lead to delays in production. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply. If any of the risks discussed above materialize, costs could significantly increase, and our ability to meet demand for our products could be impacted.

Inflation and unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, including SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2) (“COVID-19”) and the Omicron COVID-19 variant, recent and ongoing price inflation in the United States, foreign and domestic government sanctions, and other disruptions to global supply chains. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to the Company’s business, including weakened demand for our products, or the inability to raise additional capital when needed on acceptable terms, or at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our products by our customers. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact us. If inflation increases, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting our gross margin.

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of the war between Russia and Ukraine, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our business, results of operations, financial condition and growth.

If we are unable to manage expected growth in the scale and complexity of our operations, our performance may suffer.

If we are successful in executing our business strategy, we will need to expand our managerial, operational, financial, and other systems and resources to manage our operations, continue our research and development activities, and, in the longer term, build a commercial infrastructure to support the commercialization of any of our products. Future growth would impose significant added responsibilities on members of our management. It is likely that our management, finance, development personnel, systems, and facilities currently in place may not be adequate to support this future growth. We need to effectively manage our operations, growth, and controls, and we continue to develop more robust business processes and improve our systems and procedures in each of these areas and to attract and retain enough numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale, and, accordingly, may not achieve our growth goals.

Our failure to comply with the laws and regulations to which we are subject could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our technology and products are subject to export control and import laws and regulations. The failure to comply with any applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, civil or criminal penalties, or injunctions. Complying with import/export control and sanctions regulations may limit where, and with whom, we may do business. In addition, responding to any action will likely result in a significant diversion of management’s attention and financial resources.

Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we may purchase, manufacture, or sell our products or conduct our business could adversely affect our business. In recent years, the United States has instituted or proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business or plan to conduct business, including China, where we source materials for our connectivity products and package and test our semiconductor products. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends on our ability to retain key employees, and to attract, retain and motivate qualified personnel.

Our future depends, in part, on our ability to attract and retain key personnel, including engineers, technicians, machinists, and management personnel. For example, our research and development efforts rely on hiring and retaining qualified engineers. Competition for highly skilled engineers is extremely intense, and we may face difficulty in identifying and hiring qualified engineers in many areas of our business. Additionally, our future hinges on the continued contributions of our executive officers and other key management and technical personnel, each of whom would be challenging to replace. We do not maintain a key person life insurance policy on our chairman of the board, our chief executive officer, or our president and chief financial officer. The loss of the services of one or more of our senior executive officers or key personnel, or the inability to continue to attract qualified personnel, could potentially delay product development cycles or otherwise materially harm our business, results of operations, and financial condition.

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

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

These material weaknesses resulted in adjustments related to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, and related accounts to these adjustments, as well as the purchase price allocation for the business combination, in the annual audited financial statements as of and for the years ended September 30, 2022 and 2021 and adjustments related to stock-based compensation expense and accrued expenses and other current liabilities in the interim financial statements as of and for the three months ended December 31, 2023.

●	We did not design and maintain effective IT general controls for information systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel, (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored, and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately. These deficiencies did not result in a misstatement to the financial statements.

Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have begun implementation of a plan to remediate the material weaknesses described above. Those remediation measures will include (i) hiring additional accounting and IT personnel to bolster its technical reporting, transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing controls over segregation of duties; (iii) designing and implementing controls to identify and evaluate changes in our business and the impact on its internal control over financial reporting; (iv) designing and implementing controls over the proper authorization of transactions, (v) designing and implementing controls to identify, account for, and value non-routine, unusual or complex transactions; (vi) designing and implementing formal accounting policies, procedures and controls supporting our financial close process, including controls over account reconciliations and journal entries; (vii) designing and implementing controls over determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model; (viii) designing and implementing controls over the completeness and accuracy of the income tax provision and related disclosure; (ix) designing and implementing controls over the classification and presentation of accounts and disclosures in the financial statements and to ensure revenue transactions are recorded in the correct period; (x) implementing a more sophisticated IT system, and (xi) designing and implementing IT general controls.

We are working to remediate the material weaknesses as efficiently and effectively as possible. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs and will place significant demands on its financial and operational resources.

While we are designing and implementing measures to remediate its existing material weaknesses, it cannot predict the success of such measures or the outcome of its assessment of these measures at this time. We can give no assurance that these measures will remediate any of the deficiencies in its internal control over financial reporting, or additional material weaknesses in its internal control over financial reporting will not be identified in the future. Our current controls and any new controls that it develops may become inadequate because of changes in conditions in its business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause it to fail to meet its reporting obligations. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, summarize and report information within the time periods specified in the rules and forms of the SEC could be adversely affected, which, in turn, may adversely affect our reputation and business and the market price of our Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

As a public company, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act, or a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. We may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting, in which case our independent registered public accounting firm could not issue an unqualified opinion related to the effectiveness of our internal control over financial reporting. If we are unable to conclude that it has effective internal control over financial reporting and our independent registered public accounting firm is unable to issue an unqualified opinion related to the effectiveness of our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Class A Common Stock.

Our business could suffer in the event of a security breach involving our IT systems, intellectual property or other proprietary or confidential information.

We rely on the efficient and uninterrupted operation of complex information technology applications, systems, and networks to conduct our business. The reliability and security of our information technology infrastructure and software, as well as our ability to expand and continually update technologies in response to changing needs, are critical to our operations. Any significant interruption in these applications, systems, or networks — such as new system implementations, computer viruses, cyberattacks, security breaches, facility issues, or energy blackouts — could result in misappropriation of our intellectual property or other proprietary or confidential information and could have a material adverse impact on our business, financial condition, and results of operations.

Our business also depends on various outsourced IT services. We rely on third-party vendors to provide critical services and to adequately address cybersecurity threats to their own systems. Any failure of third-party systems and services to operate effectively could disrupt our operations and could have a material adverse effect on our business, financial condition, and results of operations.

Instituting and defending against intellectual property or other types of litigation and administrative proceedings could cause us to spend substantial resources, distract our personnel from their normal responsibilities, and have uncertain outcomes.

We have in the past been, are currently, and may in the future be involved in actual and threatened litigation, regulatory proceedings, and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with suppliers and customers, competitors, intellectual property disputes, government investigations, and stockholder litigation. In such matters, government agencies or private parties may seek to recover very large, indeterminate amounts of monetary damages or penalties from us, including, in some cases, treble or punitive damages. These types of litigation and proceedings could require significant management time and attention or could involve substantial legal liability. They could have a material adverse impact on our operating results and financial position, and our established reserves or our available insurance may not sufficiently mitigate this impact.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the development and sale of our products.

We develop and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where the products are manufactured and assembled, as well as the locations where the products are sold. Since we sell products internationally and intend to significantly increase our sales as we commercialize our semiconductor products, this will be a complex process that will require continuous monitoring of regulations and an ongoing compliance process to ensure that we, and our suppliers and manufacturers, are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts our use of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors. None of our directors are required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on the business.

Some of our potential customers, including those in the military and aerospace industries, may require us to comply with additional regulatory requirements, which will increase our compliance costs.

Some of our potential customers, including those in the military and aerospace industries, may require us to comply with additional regulatory requirements. These additional regulations may impose added costs on our business and could have a material adverse effect on our business, financial condition and results of operations.

We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

We are subject to the risk that we, our U.S. employees or employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”). Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might adversely affect our business, results of operations or financial condition. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could also be substantially harmed.

Our intellectual property applications, including patent and trademark applications, may not be issued or granted or may take longer than expected to result in an issuance or grant, which may have a material adverse effect on our ability to enforce our intellectual property rights.

We have a number of patents and pending patent applications for our business. In addition, we have had both registered trademarks and pending trademark applications. We cannot be certain that our applications for patent and trademark protection will be successful, and even if issued or granted, we cannot guarantee that such patents or trademarks will provide meaningful protection of our intellectual property. In addition, we may not be able to file and/or prosecute all necessary or desirable applications for intellectual property registrations at a reasonable cost or in a timely manner or pursue or obtain protection in all relevant markets, which could adversely affect our business, prospects, financial condition and results of operations.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our business.

Our failure to protect our existing intellectual property rights may result in the loss of exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, and/or be enjoined from using such intellectual property.

We cannot be certain that our technology and products do not or will not infringe upon the intellectual property rights of third parties. If infringement were to occur, our development, manufacturing, sales and distribution of such technology or products may be disrupted.

We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope and enforceability of a particular patent. Accordingly, we cannot assure that any of the patents we have filed or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable, or licensed to others or that any of our pending or future patent applications will be issued with the breadth of claim coverage we seek, if issued at all.

Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. For instance, it may be difficult for us to enforce certain of our intellectual property rights against third parties who may have inappropriately acquired interests in our intellectual property rights by filing unauthorized trademark applications in foreign countries to register our marks because of their familiarity with our business in the United States.

Some of our proprietary intellectual property is not protected by any patent or patent application, and, despite our precautions, it may be possible for third parties to obtain and use such intellectual property without authorization. We have generally sought to protect such proprietary intellectual property in part by confidentiality agreements and, if applicable, inventors’ rights agreements with strategic partners and employees, although such agreements have not been put in place in every instance. We cannot guarantee that these agreements adequately protect our trade secrets and other intellectual property or proprietary rights. In addition, we cannot ensure that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Furthermore, the steps we have taken and may take in the future may not prevent misappropriation of our solutions or technologies, particularly in respect of officers and employees who are no longer employed by us or in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We are subject to state, federal and international privacy and data protection laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.

We are subject to state, federal and international privacy and data protection-related laws and regulations that impose obligations on us in connection with the collection, storage, use, processing, disclosure, protection, transmission, retention and disposal of personal, sensitive, regulated and confidential data. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, confidential and other data. While we strive to comply with all applicable privacy, data protection and information security laws and regulations, as well as our contractual obligations and applicable industry standards, such laws, regulations, obligations and standards continue to evolve and are becoming increasingly complex, which makes compliance challenging and expensive. Any failure or perceived failure by us to comply with laws, regulations, industry standards or contractual or other legal obligations relating to privacy, data protection or information security could have an adverse effect on our reputation, business, prospects, financial condition and results of operations.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations across various jurisdictions concerning the development and sale of our products, including engagement of employees and contractors.

We develop and sell products that contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where the products are manufactured and assembled, as well as the locations where the products are sold. Since we sell products internationally and intend to significantly increase our sales as we commercialize our semiconductor products, this will be a complex process that will require continuous monitoring of regulations and an ongoing compliance process to ensure that we, and our suppliers and manufacturers, are in compliance with all existing regulations. If there is an unanticipated new regulation that significantly impacts our use of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition.

Risks Related to Ownership of Our Securities

The market price of our Securities may be volatile.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Closing, there was not a public market for the stock of Legacy Mobix.

The trading price of our securities is volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Price volatility may be greater if the public float and/or trading volume of the Class A Common Stock is low.

Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	lack of adjacent competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of Class A Common Stock available for public sale;

●	any significant change in our board of directors (the “Board”) or management;

●	sales of substantial amounts of Class A Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism; and

●	changes in accounting standards, policies, guidelines, interpretations or principles.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

An active trading market for our Class A Common Stock may not develop and you may not be able to sell your shares of Class A Common Stock.

Prior to the Closing, there was no public market for our Class A Common Stock. Although we have listed the Class A Common Stock on Nasdaq, an active trading market may never develop or be sustained. If an active market for the Class A Common Stock does not develop or is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

If equity research analysts do not publish research or reports, or if they publish unfavorable research or reports about our company, our stock price and trading volume could decline.

The trading market for Class A Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade the stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports regularly, demand for our stock could decrease, which, in turn, could cause our stock price or trading volume to decline.

We are subject to changing laws and regulations regarding corporate governance and public disclosure that have increased both our costs and the risk of non-compliance and may adversely affect our business, and our results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, and our results of operations.

The dual class structure of our Common Stock has the effect of concentrating voting control with the holders of our Class B Common Stock, most of whom are our directors or management; this will limit or preclude your ability to influence corporate matters.

Our Class B Common Stock has ten votes per share and Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including certain of our executive officers and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between the Class B Common Stock and the Class A Common Stock, the holders of Class B Common Stock collectively control a majority of the combined voting power of the Common Stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management our operations and growth. We believe that we will need to continue to seek additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States will require significant costs, and these may be greater than expected. We believe that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will require additional capital to fund our operations and growth. We may be unable to obtain such funds on attractive terms or at all, and you may experience dilution as a result.

We expect our capital expenditures to continue to be significant in the foreseeable future as we complete the designing and testing of, and launch, our wireless products and expand the sales of our connectivity products, and that our level of capital expenditures will be significantly affected by customer demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those currently anticipated. We may need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

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

We may become subject to securities or class action litigation, which is expensive and could divert management’s attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments and/or could also subject us to significant liabilities.

We anticipate that our stockholders will experience dilution in the future.

The percentage of shares of Class A Common Stock owned by current stockholders will likely be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees, exercise of warrants or meeting the conditions triggering the issuance of the Earnout Shares or the Make-Whole Shares and conversion of Class B Common Stock. These issuances will have a dilutive effect on our earnings per share, which could adversely affect the market price of Class A Common Stock. We will need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all. If we raise additional capital in financing transactions involving the sale and issuance of equity or equity-linked securities, such financing transactions may be substantially dilutive to our stockholders.

We are an “emerging growth company” and a “smaller reporting company,” and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, our securities could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, we will be exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or requiring a supplement to the auditor’s report on financial statements, we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the initial public offering of Chavant, which occurred on July 19, 2021, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find the Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find the Class A Common Stock less attractive as a result, there may be a less active trading market for the Class A Common Stock and our stock price may decline or become more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common equity held by non-affiliates exceeds $250 million as of the last business day of the most recently completed second fiscal quarter or (ii) the market value of our common equity held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter and our annual revenue in the most recent fiscal year completed before the last business day of such second fiscal quarter exceeded $100 million. To the extent we take advantage of such reduced disclosure obligations, it may make comparison of our financial statements with other public companies difficult or impossible.

Because we do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.

You should not rely on an investment in the Class A Common Stock to provide dividend income. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements we may elect to utilize are likely to preclude us from paying dividends. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our Class A Common Stock.

Future sales of our Class A Common Stock may cause the market price of our Class A Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for investors to sell their shares of our Class A Common Stock at a time and price that investors deem appropriate.

On April 15, 2024, we filed a registration statement on Form S-8 under the Securities Act with the SEC to register shares of our Class A Common Stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A Common Stock underlying outstanding options and RSUs that have been granted or promised to our directors, executive officers and other employees, all of which are subject to time-based vesting conditions. Shares registered under these registration statements will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

Furthermore, notwithstanding B. Riley’s 4.99% beneficial ownership limitation pursuant to the Purchase Agreement, B. Riley may purchase up to 9,500,000 Purchase Shares from time to time pursuant to the Purchase Agreement, which represent approximately 38.6% of our currently outstanding shares of Class A Common Stock as of April 30, 2024, and may continuously resell some of all of the Purchase Shares purchased from us to the public market at any time and as needed to not exceed the beneficial ownership limitation.

At any time after the expiration of a lock-up period applicable to certain shares held by the parties to the Amended and Restated Registration Rights and Lock-up Agreement and the other subscription agreements entered into in connection with the Closing, so long as the registration statement filed with the SEC on April 15, 2024 (the “Resale Registration Statement”) becomes effective and usable, such stockholders, who beneficially own approximately 60.7% of our current outstanding Class A Common Stock as of April 30, 2024, will be able to sell some or all of such shares pursuant to the Resale Registration Statement at the same time as B. Riley is reselling the Purchase Shares, if any, pursuant to the registration statement filed with the SEC on April 1, 2024 (the “ELOC Registration Statement”).

Sales of our Class A Common Stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for you to sell shares of Class A Common Stock at a time and price that you deem appropriate.

Moreover, continuous sales of a substantial number of our shares of Class A Common Stock in the public market pursuant to both the Resale Registration Statement and the ELOC Registration Statement (which equals approximately 122.8% of the total outstanding shares of our Class A Common Stock as of April 30, 2024, calculated as 9,500,000 shares of Class A Common Stock potentially issuable to B. Riley plus the Resale Securities being offered by the selling securityholders, divided by 24,609,287 currently outstanding shares of Class A Common Stock), or the perception that these sales might occur, could depress the market price of our securities. The frequency of such sales could cause the market price of our securities to decline or increase the volatility in the market price of our securities.

We are unable to predict the effect that these sales, particularly sales by our directors, executive officers and significant stockholders, may have on the prevailing market price of our Class A Common Stock. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our Class A Common Stock in the public market, the trading price of our Class A Common Stock could decline significantly and make it difficult for us to raise funds through securities offerings in the future.

The outstanding warrants are exercisable for Class A Common Stock, and, if exercised, would increase the number of shares eligible for future resale in the public market and would result in dilution to our stockholders.

As of March 31, 2024, we have warrants outstanding, which are exercisable to purchase an aggregate of 12,320,020 shares of Class A Common Stock for prices ranging from $0.01 to $5.79 per share (subject to adjustments as set forth in the applicable warrants). To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.

Our Charter and Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our Charter and Bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of fiduciary duty owed by any director, officer or employee of us to us or the stockholders, (c) any civil action to interpret, apply or enforce any provision of the Delaware General Corporation Law, (d) any civil action to interpret, apply, enforce or determine the validity of the provisions of the Charter or the Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine, in all cases, subject to the court having personal jurisdiction over the indispensable parties named as defendants, provided, however, that the foregoing would not apply to any causes of action arising under the Securities Act or the Exchange Act; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, provided, however, that the foregoing will not apply to any action asserting claims under the Exchange Act; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of us will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and it would be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our Charter or Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our Charter and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder to us, which may discourage such claims against us or any of our current or former director, officer, other employee, agent, or stockholder to Mobix Labs, which may discourage such claims against Mobix Labs or any of its current or former director, officer, other employee, agent, or stockholder to Mobix Labs and result in increased costs for investors to bring a claim.

Under the Amendment to the Warrant Agreement, claims that may be brought against us must be resolved by final and binding arbitration, which follows a set of procedures and may be more restrictive than litigation.

The amendment to the warrant agreement entered into by Chavant and Continental Stock Transfer, dated December 21, 2023 (the “Amendment to the Warrant Agreement”), provides that any dispute, controversy, or claim, whether in contract or tort, arising or relating to the Amendment to the Warrant Agreement or the enforcement, breach, termination, or validity thereof, shall be submitted to final and binding arbitration in Orange County, California, before one neutral and impartial arbitrator, in accordance with the laws of the state of New York. As a result, warrant holders will not be able to pursue litigation in federal or state court against us, and instead, will be required to pursue such claims through a final and binding arbitration proceeding.

The Amendment to the Warrant Agreement provides that such arbitration proceedings would generally be administered by JAMS and conducted in accordance with the rules and policies set forth in the JAMS Comprehensive Arbitration Rules and Procedures. These rules and policies may provide significantly more limited rights than litigation in a federal or state court. The mandatory arbitration provisions of the Amendment to the Warrant Agreement may discourage warrant holders from bringing, and attorneys from agreeing to represent such parties in, claims against us. Any person or entity purchasing or otherwise acquiring or holding any interest in the warrants shall be deemed to have notice of and to have consented to the mandatory arbitration provisions.

The mandatory arbitration provisions in the Amendment to the Warrant Agreement do not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder. We believe the provisions of the Amendment to the Warrant Agreement are enforceable under both federal and state law, including with respect to federal securities law claims; however, there is uncertainty as to their enforceability, and it is possible that they may ultimately be determined to be unenforceable.

Delaware law and provisions in the Charter and the Bylaws could make a takeover proposal more difficult.

Certain provisions of the Charter, the Bylaws, and laws of the State of Delaware could discourage, delay, defer, or prevent a merger, tender offer, proxy contest, or other change of control transaction that a stockholder may consider favorable, including those attempts that might result in a premium over the market price for our Class A Common Stock. Among other things, the Charter and Bylaws include provisions that:

●	provide for a dual class common stock structure, which provides the holders of Class B Common Stock, most of whom are our management, with the ability to control the outcome of matters requiring stockholder approval, even if they collectively own significantly less than a majority of the shares of Mobix Labs’ outstanding Class A Common Stock and Class B Common Stock;

●	provide for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of the Board;

●	provide that so long as any shares of Class B Common Stock remain outstanding, the holders of a majority of the voting power of the shares of Class B Common Stock then outstanding will be entitled to elect three members of the board of directors (“Class B Directors”) and for so long as there are three Class B Directors, each class will contain no more than one Class B Director;

●	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	provide for the exclusive right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director not elected by the holders of a class or series of capital stock of Mobix Labs or pursuant to the Charter, which prevents stockholders from being able to fill vacancies on the Board;

●	permit the Board to issue shares of common stock and preferred stock, including “blank check” preferred stock, and to determine the price and other terms of those shares, including preferences and voting rights of the preferred stock, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	prohibit stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders, provided that any action to be taken at any meeting of the holders of Class B Common Stock may be taken without a meeting and by written consent;

●	require that special meetings of stockholders be called (a) solely by the Chairperson of the Board, the Chief Executive Officer, or the President of Mobix Labs or by the Mobix Labs Board, and (b) by the Board upon the written request (made in accordance with the Charter and Bylaws) of the holders of not less than ten percent of the voting power of the outstanding shares of capital stock of Mobix Labs, which may delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	provide advance notice requirements for nominations for election to the Board (other than directors elected by the holders of any class or series of capital stock of Mobix Labs pursuant to the Charter, initially being the Class B Directors) or for proposing matters that can be acted upon by stockholders at annual meetings of stockholders (other than matters on which the holders of any class or series of capital stock of Mobix Labs are entitled to vote on as a single class pursuant to the Charter), which could preclude stockholders from bringing matters before annual meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the company;

●	require a supermajority vote of stockholders to amend certain provisions of the Charter or the Bylaws; and

●	provide the right of the Board to make, alter or repeal the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in the Board and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of outstanding Class A Common Stock from engaging in certain business combinations without approval of the holders of substantially all of the Class A Common Stock. Any provision of our Charter or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Class A Common Stock and could also affect the price that some investors are willing to pay for Class A Common Stock.

In the event that we are unable to remain in compliance with Nasdaq’s continued listing standards, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, the Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum market capitalization (generally $50 million) and a minimum number of holders of our listed securities (generally 300 public holders).

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Class A Common Stock and the Public Warrants are listed on Nasdaq, they are covered securities. If we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby rendering your warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of our Class A Common Stock equals or exceeds $9.06 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations, and the like, and for certain issuances of Class A Common Stock and equity-linked securities for capital-raising purposes) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met on the date we give notice of redemption. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the Class A Common Stock issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares of Class A Common Stock is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from warrant registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants, or (iii) accept the nominal redemption price, which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. None of the Public Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

We may amend the terms of the Public Warrants in a manner that may be adverse to warrant holders. As a result, the exercise price of your Public Warrants could be increased, the Public Warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened, and the number of shares of Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of a warrant holder.

The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period, or decrease the number of Class A Common Stock purchasable upon exercise of a Public Warrant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(c) During the three months ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of February 12, 2024, by and among Mobix Labs, Inc. and Mobix Labs Operations, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333.278451), filed with the SEC on April 2, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: May 15, 2024	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)