Form 10-Q
period 2024-06-30
MOBIX LABS, INC
filed 2024-08-14
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of August 14, 2024 was 28,334,303 and 2,254,901, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;

●	our ability to regain compliance with listing rules of the Nasdaq Stock Market LLC (“Nasdaq”), as well as any decisions that we may make in order to regain compliance;

●	our intent to pursue acquisitions of companies and technologies;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;

●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;

●	the impact of the acquisitions of EMI Solutions and RaGE Systems, Inc., and any impact on our business and results of operation;

●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;

●	the demand for our products and the drivers of that demand;

●	our opportunities and strategies for growth;

●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;

●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;

●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;

●	our expectations regarding reliance on a limited number of customers and efforts to diversify our customer base;

●	our expectations regarding the timing of obtaining stockholder approval for certain issuances;

●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	general economic and socio-political conditions and their impact on demand for our technology and on the supply chain on which we rely;

●	future capital requirements and sources and uses of cash; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the inability to maintain our listing of securities on Nasdaq;

●	the inability to meet future capital requirements and risks related to our ability to raise additional capital;

●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;

●	the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;

●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;

●	the risks concerning our ability to continue as a going concern;

●	the risk that we experience difficulties in managing our growth and expanding operations;

●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;

●	the risk that litigation may be commenced against us;

●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;

●	our ability to attract new customers and grow our customer base; and

●	the risk that the price of our securities may be volatile due to a variety of factors, including changes in the highly competitive industries in which we operate, variations in performance across competitors, changes in laws, regulations, technologies, the global supply chain, and macro-economic and social environments affecting our business and changes in the combined capital structure.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by geopolitical tensions, including the further escalation of war between Russia and Ukraine, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. However, we encourage you to review our risk factors as set forth in the quarterly report on Form 10-Q filed with the Securities and Exchange Commission filed on May 15, 2024 for the quarter ended March 31, 2024.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

June 30, 2024 and 2023

Condensed Consolidated Balance Sheets as of June 30, 2024 and September 30, 2023 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended June 30, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months and nine months ended June 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	September 30,
	2024	2023
ASSETS
Current assets
Cash	$205	$89
Accounts receivable, net	1,478	53
Inventory	1,906	319
Prepaid expenses and other current assets	481	369
Total current assets	4,070	830

Property and equipment, net	1,915	1,859
Intangible assets, net	18,570	5,287
Goodwill	15,206	5,217
Operating lease right-of-use assets	1,086	1,030
Deferred transaction costs	—	4,125
Other assets	430	400
Total assets	$41,277	$18,748

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,572	$8,995
Accrued expenses and other current liabilities	8,839	4,519
Deferred purchase consideration	2,466	—
Notes payable	723	1,286
Notes payable – related parties	2,495	3,793
Simple agreements for future equity (“SAFEs”)	—	1,512
Operating lease liabilities, current	406	318
Total current liabilities	25,501	20,423

Earnout liability	2,960	—
PIPE make-whole liability	1,949	—
Deferred tax liability	361	86
Operating lease liabilities, noncurrent	1,139	1,280
Other noncurrent liabilities	831	—
Total liabilities	32,741	21,789

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock
Founders Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at June 30, 2024; 600,000 shares authorized, 588,235 shares issued and outstanding at September 30, 2023	—	—
Series A Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at June 30, 2024; 2,000,000 shares authorized, 1,666,666 shares issued and outstanding at September 30, 2023; liquidation preference of $2,300 at September 30, 2023	—	2,300

Stockholders’ equity (deficit)
Legacy Mobix common stock, $0.00001 par value, no shares authorized, issued or outstanding at June 30, 2024; 57,400,000 shares authorized, 16,692,175 issued and outstanding at September 30, 2023	—	—
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 28,326,474 and no shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,254,901 and no shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	—	—
Additional paid-in capital	101,456	78,421
Accumulated deficit	(92,920)	(83,762)
Total stockholders’ equity (deficit)	8,536	(5,341)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$41,277	$18,748

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Net revenue	$2,058	$80	$3,488	$791

Costs and expenses
Cost of revenue	1,327	285	2,608	1,188
Research and development	1,369	3,159	4,328	9,209
Selling, general and administrative	8,710	6,375	31,731	21,198
Loss from operations	(9,348)	(9,739)	(35,179)	(30,804)

Interest expense	127	309	1,232	1,186
Change in fair value of earnout liability	(661)	—	(30,599)	—
Change in fair value of PIPE make-whole liability	310	—	(122)	—
Change in fair value of private warrants	(68)	—	412	—
Change in fair value of SAFEs	—	(30)	10	528
Merger-related transaction costs expensed	—	—	4,009	—
Other non-operating losses, net	128	—	1,177	—
Loss before income taxes	(9,184)	(10,018)	(11,298)	(32,518)
Provision (benefit) for income taxes	(1,505)	(14)	(2,801)	18
Net loss and comprehensive loss	(7,679)	(10,004)	(8,497)	(32,536)
Deemed dividend from warrant price adjustment	—	—	661	—
Net loss available to common stockholders	$(7,679)	$(10,004)	$(9,158)	$(32,536)

Net loss per common share:
Basic	$(0.25)	$(0.65)	$(0.35)	$(2.34)
Diluted	$(0.25)	$(0.65)	$(0.36)	$(2.34)
Weighted-average common shares outstanding:
Basic	30,552,063	15,335,373	26,350,138	13,907,357
Diluted	30,552,063	15,335,373	26,411,020	13,907,357

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—		—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366
Reverse recapitalization transactions, net (Note 3)	—	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	29,880	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	26,186	—	—	—	—	—	—
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,441		1,441
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,753)	(1,753)

Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	23,600,558	$—	2,254,901	$—	$89,394	$(85,241)	$4,153
Issuance of common stock	—	—	—	—	—	—	—	—	57,894	—	—	—	124	—	124
Issuance of common stock for acquisition of RaGE Systems, Inc.	—	—	—	—	—	—	—	—	3,214,045	—	—	—	7,682	—	7,682
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	408	—	408
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,323,528	—	—	—	225	—	225
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	112,990	—	—	—	1	—	1
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	17,459	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,622	—	3,622
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,679)	(7,679)

Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	28,326,474	$—	2,254,901	$—	$101,456	$(92,920)	$8,536

Balance at September 30, 2022	588,235	$—	1,666,666	$2,300	—	$—	11,868,397	$—	—	$—	—	$—	$34,722	$(44,141)	$(9,419)
Issuance of common stock	—	—	—	—	—	—	773,889	—	—	—	—	—	5,295	—	5,295
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	300,000	—	—	—	—	—	900	—	900
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,856	—	3,856
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,390)	(9,390)

Balance at December 31, 2022	588,235	$—	1,666,666	$2,300	—	$—	12,942,286	$—	—	$—	—	$—	$44,773	$(53,531)	$(8,758)
Issuance of common stock	—	—	—	—	—	—	219,475	—	—	—	—	—	1,500	—	1,500
Issuance of common stock in settlement of loss contingency	—	—	—	—	—	—	1,233,108	—	—	—	—	—	8,434	—	8,434
Issuance of common stock to service providers	—	—	—	—	—	—	29,334	—	—	—	—	—	201	—	201
Issuance of warrants to service providers	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	811	—	811
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	5,779		5,779
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,142)	(13,142)
Balance at March 31, 2023	588,235	$—	1,666,666	$2,300	—	$—	14,424,203	$—	—	$—	—	$—	$61,508	$(66,673)	$(5,165)
Issuance of common stock	—	—	—	—	—	—	670,558	—	—	—	—	—	4,587	—	4,587
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	820,000	—	—	—	—	—	8	—	8
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	435	—	435
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	4,752	—	4,752
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,004)	(10,004)
Balance at June 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	15,914,761	$—	—	$—	—	$—	$71,290	$(76,677)	$(5,387)

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended June 30,
	2024	2023
Operating activities
Net loss	$(8,497)	$(32,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	337
Amortization of intangible assets	1,117	631
Issuance of warrants in connection with notes payable, charged to interest expense	891	819
Change in fair value of earnout liability	(30,599)	—
Change in fair value of PIPE make-whole liability	(122)	—
Change in fair value of private warrants	412	—
Change in fair value of SAFEs	10	528
Merger-related transaction costs expensed	4,009	—
Stock-based compensation	17,768	14,387
Deferred income taxes	(2,803)	—
Other non-cash items	(387)	20
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	(754)	439
Inventory	(286)	170
Prepaid expenses and other current assets	(100)	252
Accounts payable	3,590	(226)
Accrued expenses and other current liabilities	627	2,113
Net cash used in operating activities	(14,767)	(13,066)

Investing activities
Acquisitions of businesses, net of cash acquired	(1,064)	—
Acquisition of property and equipment	(44)	(608)
Net cash used in investing activities	(1,108)	(608)

Financing activities
Proceeds from issuance of common stock	3,334	11,474
Proceeds from exercise of stock options	225	—
Proceeds from exercise of common stock warrants	1	908
Proceeds from issuance of notes payable	771	1,525
Proceeds from issuance of notes payable – related parties	—	524
Proceeds from issuance of convertible notes	200	250
Principal payments on notes payable	(1,310)	(400)
Principal payments on notes payable – related parties	(1,298)	(418)
Proceeds from the Merger and PIPE	21,014	—
Merger-related transaction costs paid	(6,946)	(250)
Net cash provided by financing activities	15,991	13,613

Net increase (decrease) in cash	116	(61)
Cash, beginning of period	89	178
Cash, end of period	$205	$117

Supplemental cash flow information
Cash paid for interest	$454	$—
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Unpaid Merger-related transaction costs	$1,423	$3,367
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	8,856	—
Class A common stock issued for acquisition of RaGE Systems, Inc.	7,682
Deferred purchase consideration for acquisitions of businesses	3,522	—
Conversion of SAFEs to common stock	1,522	—
Deemed dividend from warrant price adjustment	661	—
Issuance of warrants in connection with notes payable, recorded as debt discount	183	427
Issuance of common stock to service providers	—	201

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, is a fabless semiconductor company developing mmWave 5G and C-Band wireless solutions and delivering connectivity and electromagnetic filtering products for next generation communication systems supporting the aerospace, military, defense, medical and other markets requiring high reliability products. The Company’s wireless mmWave 5G integrated circuits currently in development are designed to deliver advantages in performance, efficiency, size, and cost. The Company’s True Xero active optical cables are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. The Company’s interconnect products, which were acquired in the EMI Solutions, Inc. (“EMI Solutions”) acquisition, are designed for, and are currently used in aerospace, military, defense and medical applications. The Company’s wireless systems solutions, which were acquired in the RaGE Systems, Inc. (“RaGE Systems”) acquisition, include products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. These technologies are designed for large and rapidly growing markets where there is increasing demand for high performance communication systems and filtering solutions which utilize an expanding mix of both wireless and connectivity technologies.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development. For the nine months ended June 30, 2024 and 2023, the Company incurred losses from operations of $35,179 and $30,804, respectively, and as of June 30, 2024, the Company had an accumulated deficit of $92,920. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2023 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2023 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2024 and its condensed consolidated results of operations and cash flows for the periods ended June 30, 2024 and 2023. The condensed consolidated results of operations for the three months and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2024 or for any other future annual or interim period.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of net revenue and expenses for the periods covered and certain amounts disclosed in the notes to the condensed consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

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

Cash

As of June 30, 2024 and September 30, 2023, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 or September 30, 2023. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of June 30, 2024 and September 30, 2023 and bad debt expense for the nine months ended June 30, 2024 and 2023 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of revenue and is a permanent reduction of the carrying value of inventory. The reserve for excess and obsolete inventory as of June 30, 2024 and September 30, 2023 and write-downs of obsolete inventory for the nine months ended June 30, 2024 and 2023 were not material.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company did not record any impairment losses on long-lived assets for the three months and nine months ended June 30, 2024 and 2023.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the three months and nine months ended June 30, 2024 and 2023.

Business Combinations

The Company allocates the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented using the two-class method required for participating securities. Under the two-class method, net income (loss) is attributed to the Class A and Class B common stock and other participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per share is similar to basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive. See Note 18, Net Loss Per Share.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the three months and nine months ended June 30, 2024 and 2023.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the three months and nine months ended June 30, 2024 and 2023. The Company does not have material variable consideration, and the Company’s revenue arrangements do not contain significant financing components. Payment terms are principally net 30 days to net 45 days.

The Company generally offers a limited warranty to customers covering a period of twelve months which obligates the Company to repair or replace defective products. The warranty is not sold separately and does not represent a separate performance obligation. Therefore, the Company accounts for such warranties under ASC Topic 460, Guarantees, and the estimated costs of warranty claims are accrued as cost of revenue in the period the related revenue is recorded. The Company accrues for warranty and indemnification issues if a loss is probable and can be reasonably estimated. Warranty and indemnification expenses have historically been insignificant.

The Company includes shipping and handling fees billed to customers as part of net revenue. The Company includes shipping and handling costs associated with outbound freight in cost of revenue. Sales and other taxes the Company collects, if any, are excluded from revenue.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

There were no material contract assets recorded on the balance sheet in any of the periods presented. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 3 — Reverse Recapitalization

As discussed in Note 1, Company Information, the Closing of the Merger occurred on December 21, 2023. In the Merger, as provided for in the Business Combination Agreement:

●	All of Legacy Mobix’s 18,139,258 issued and outstanding shares of common stock were cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock, totaling 2,254,901 shares, was converted into the same number of shares of the Company’s Class B Common Stock;

●	All of Legacy Mobix’s convertible notes were converted into shares of Legacy Mobix common stock immediately prior to Closing and pursuant to their terms, totaling 30,045 shares, which were then cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s SAFEs were converted into 150,953 shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s stock options and warrants were assumed by the Company and converted into the same number of stock options or warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices, vesting conditions or other terms; and

●	All of Legacy Mobix’s restricted stock units (“RSUs”) were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;

●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;

●	The Company entered into a non-redemption agreement with a stockholder, as described below;

●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;

●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 4, Warrants;

●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 17, Equity Incentive Plans;

●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and

●	The Company entered into indemnification agreements with each of its directors and officers.

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

Non-Redemption Agreement

On December 20, 2023, Chavant and Mobix Labs entered into a non-redemption agreement with a stockholder of Chavant, pursuant to which the stockholder agreed to withdraw its redemption of 73,706 ordinary shares of Chavant (“Ordinary Shares”) prior to the Merger. In consideration therefor, Mobix Labs issued the stockholder a warrant to purchase 202,692 shares of Legacy Mobix common stock at an exercise price of $0.01 per share, exercisable upon the Closing. The warrant was exercised at the Closing and, following net settlement into 202,489 shares of Legacy Mobix Common Stock, converted into 202,489 shares of Class A Common Stock of the Company in connection with the Closing.

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

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of June 30, 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $2,960. As a result of the decrease in the fair value of the liability, which is primarily the result of a decrease in the Company’s stock price between the Closing and June 30, 2024, the Company recognized non-cash gains of $661 and $30,599, respectively, for the three months and nine months ended June 30, 2024, which are included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive loss.

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

The Make-Whole Shares are accounted for as liability-classified instruments because the events that determine the number of Make-Whole Shares issuable include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As of June 30, 2024, the Make-Whole Shares had not been issued and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,949. As a result of the changes in the fair value of the liability, the Company recorded a non-cash loss of $310 for the three months ended June 30, 2024 and a non-cash gain of $122 for the nine months ended June 30, 2024, which are included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive loss.

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

Subsequent to the Closing, the Company paid $980 of the Merger-related transaction costs and negotiated a $99 reduction of the unpaid transaction costs.

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

As a result of the issuances of shares under the PIPE Subscription Agreement and other agreements in connection with the Merger, the Company adjusted the exercise price of the warrants from $11.50 to $5.79 per share and adjusted the redemption trigger price from $18.00 to $9.06 per share. During the nine months ended June 30, 2024, the Company recognized a noncash deemed dividend of $661 as a result of the warrant price adjustment.

Upon the Closing, the Company concluded that the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and recorded the Public Warrants in stockholders’ equity. The Company concluded that the Private Warrants do not meet the derivative scope exception and are accounted for as liabilities. Specifically, the Private Warrants contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and must be classified as a liability. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of June 30, 2024, all of the Private Warrants remained outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $562. As a result of the changes in the fair value of the liability, the Company recorded a non-cash gain of $68 for the three months ended June 30, 2024 and a non-cash loss of $412 for the nine months ended June 30, 2024, which are included in “Change in fair value of private warrants” in the condensed consolidated statements of operations and comprehensive loss.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Other Warrants

As of June 30, 2024, the Company is obligated to issue warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger. In addition, as described in Note 11, Debt, during the nine months ended June 30, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. The Company initially recorded a liability of $633 in the condensed consolidated balance sheet for the estimated fair value of the warrants. For the three months ended June 30, 2024, the Company recognized a non-cash loss of $126 and for the nine months ended June 30, 2024, the Company recognized a non-cash gain of $400 from the change in the fair value of the liability, which are included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss. The Company valued the warrants using a probability-weighted expected return model. In April 2024, the Company issued the warrants to the lender, and the lender exercised the warrants.

During the nine months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 205,965 shares of its common stock at prices ranging from $0.01 to $2.00 per share in connection with borrowings. See Note 11, Debt.

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

During the nine months ended June 30, 2024, Legacy Mobix granted warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. See Note 16, Equity.

During the nine months ended June 30, 2023, Legacy Mobix issued warrants to purchase an aggregate of 300,000 shares of its common stock at $3.00 per share to non-service providers. In December 2022, the holders exercised these warrants and purchased 300,000 shares of the Legacy Mobix common stock for cash proceeds of $900. Legacy Mobix also issued a warrant to purchase 400,000 shares of its common stock at $3.00 per share to a service provider. The Company recognized the $1,598 fair value of the warrant in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2023. Effective March 2023, the warrant was cancelled.

In May 2023, Legacy Mobix issued a service provider a warrant to purchase 500,000 shares of its common stock at $0.01 per share. The warrants are immediately exercisable and have a two-year term. The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 53.8%; no expected dividend yield; risk-free interest rate of 4.1%; and a contractual term of two years. The $3,415 fair value of the warrant was recognized in selling, general and administrative expenses in the condensed statements of operations and comprehensive loss. In June 2023, the service provider partially exercised the warrants and purchased 260,000 shares of Legacy Mobix common stock for proceeds to the Company of $3.

See Note 12, Fair Value Measurements, for additional information on the Company’s measurements with respect to the warrants issued in connection with the foregoing transactions.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Acquisitions

RaGE Systems, Inc.

On May 21, 2024, the Company completed the acquisition of RaGE Systems when the Company acquired all of the issued and outstanding common shares of RaGE Systems pursuant to a business combination agreement (the “RaGE Business Combination Agreement”). RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. The Company believes the acquisition of RaGE Systems will enhance its capabilities in designing and manufacturing advanced radio frequency and mmWave systems and solutions, extend its customer base and broaden the markets it serves.

Aggregate consideration for the acquisition was $9,518, consisting of 3,214,045 shares of the Company’s Class A Common Stock having a fair value of $7,682 and $2,000 in cash, of which $200 was payable on the closing date; $1,000 will be payable on November 15, 2024 and $800 will be payable on April 15, 2025. The Company also entered into employment agreements with each of the RaGE stockholders. The RaGE Business Combination Agreement also provides the RaGE stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Company accounted for the acquisition of RaGE systems as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the preliminary allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, of which the valuation of intangible assets is subject to finalization:

Purchase consideration:
Common stock issued to seller	$7,682
Cash consideration (at present value)	1,836
$9,518
Allocation:
Cash	$420
Accounts receivable	286
Inventory	1,146
Other current assets	5
Property and equipment	275
Operating lease right-of-use asset	192
Intangible asset—customer relationships	7,400
Intangible asset—developed technology	300
Intangible asset—trade name	200
Goodwill	4,447
Accounts payable	(1,647)
Accrued expenses	(174)
Deferred revenue	(1,448)
Operating lease liability	(192)
Deferred tax liability	(1,692)
$9,518

The Company estimated the useful lives of the customer relationships, developed technology and trade name intangible assets are twelve years, seven years, and two and one-half years, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earn-out payments of up to $8,000, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company (the “RaGE Earn-out”). Because the RaGE Earn-out arrangement is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of June 30, 2024, the Company estimated the amount of the payments it expects to make under the RaGE Earn-out, based upon its expectation of the level of achievement of the financial targets over the measurement period, and for the three months and nine months ended June 30, 2024 the Company recognized expense of $897, which is included in selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

The operating results of RaGE Systems are included in the Company’s condensed consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net loss of RaGE Systems included in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended June 30, 2024 were $706 and $126, respectively.

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

Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and subsequently paid an additional $1,174. The remaining $871 cash portion of the consideration is payable in quarterly installments of $174 through June 2025.

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

The operating results of EMI Solutions are included in the Company’s condensed consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net loss of EMI Solutions included in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended June 30, 2024 were $1,976 and $731, respectively.

Pro forma information

The following table shows unaudited pro forma net revenue and net loss of the Company, as if the acquisitions of EMI Solutions and RaGE Systems had each been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisitions occurred on October 1, 2022.

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Net revenue	$2,014	$2,798	$7,314	$6,358
Net loss	(8,407)	(10,484)	(9,628)	(33,293)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 6 — Inventory

Inventory consists of the following:

	June 30,	September 30,
	2024	2023

Raw materials	$1,493	$265
Finished goods	413	54
Total inventory	$1,906	$319

Note 7 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	June 30,	September 30,
	Life (years)	2024	2023

Equipment and furniture	5 - 7	$983	$858
Laboratory equipment	5	837	601
Leasehold improvements	Shorter of estimated useful life or remaining lease term	891	850
Construction in progress		588	584
Property and equipment, gross		3,299	2,893
Less: Accumulated depreciation		(1,384)	(1,034)
Property and equipment, net		$1,915	$1,859

Depreciation expense for the three months ended June 30, 2024 and 2023 was $127 and $112, respectively. Depreciation expense for the nine months ended June 30, 2024 and 2023 was $357 and $337, respectively.

Note 8 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	June 30, 2024			September 30, 2023
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$7,589	$(2,851)	$4,738	$7,289	$(2,238)	$5,051
Customer relationships	10 – 15	13,800	(372)	13,428	300	(64)	236
Trade names	2 – 2.5	300	(36)	264	—	—	—
Backlog	1	300	(160)	140	—	—	—
		$21,989	$(3,419)	$18,570	$7,589	$(2,302)	$5,287

The Company recorded amortization expense related to intangible assets of $481 and $210 during the three months ended June 30, 2024 and 2023, respectively, and $1,117 and $631 during the nine months ended June 30, 2024 and 2023, respectively. The weighted-average remaining lives of intangible assets as of June 30, 2024 were developed technology 5.7 years; customer relationships 12.9 years; trade names 2.1 years; and backlog six months.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Estimated future amortization expense for intangible assets by fiscal year as of June 30, 2024 is as follows:

Years ending September 30,

2024 (remaining three months)	$584
2025	2,101
2026	1,997
2027	1,918
2028	1,873
Thereafter	10,097
Total	$18,570

Note 9 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2024. There were no changes in the carrying amount of goodwill during the nine months ended June 30, 2023.

Balance at September 30, 2023	$5,217
Acquisition of EMI Solutions	5,542
Acquisition of RaGE Systems	4,447
Balance at June 30, 2024	$15,206

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2024	2023

Accrued compensation and benefits	$1,906	$2,841
Accrued professional fees	566	273
Accrued interest	114	304
Deferred revenue	1,323	138
Committed equity facility fees	1,555	—
Unpaid Merger-related transaction costs	1,090	—
RaGE Earn-out	628	—
Other	1,657	963
Total accrued expenses and other current liabilities	$8,839	$4,519

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 11 — Debt

Debt consists of the following:

	June 30,	September 30,
	2024	2023

Notes payable	$723	$1,286
7% promissory notes – related parties	2,495	3,349
Notes payable – related parties	—	444
SAFEs	—	1,512
Total debt	3,218	6,591
Less: Amounts classified as current	(3,218)	(6,591)
Noncurrent portion	$—	$—

Notes Payable

During the nine months ended June 30, 2024, the Company entered into five promissory notes having an aggregate principal amount of $775 with unrelated investors to meet its working capital needs. The notes bear interest at rates ranging from 6% to 76% per annum. One note having an original principal amount of $150 matures in November 2024, requires weekly principal payments of $4 and is guaranteed by an officer and director of the Company. Another note, having a principal amount of $100, is unsecured, matured in January 2024 and was repaid by the Company in February 2024.

In connection with the issuance of four of the notes, the Company issued the purchasers warrants to purchase an aggregate of 201,965 shares of its common stock at prices ranging from $0.01 to $2.00 per share. The warrants have contractual terms of one year to two years and are immediately exercisable. The Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC 815. The Company accounted for each of the warrants as detachable warrants at their fair value, using the relative fair value method. The portion of the proceeds allocated to the warrants of $155 was recorded as an increase to additional paid-in capital and as a discount to notes payable on the condensed consolidated balance sheet. The Company is amortizing the discount over the term of the related notes using the effective interest method. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55.1%; no expected dividend yield; risk-free interest rate of 4.8%; and a contractual term of twenty-one months.

One note, issued in September 2023 and having a principal amount of $531, provided that in the event the Company failed to pay the principal amount by its October 5, 2023 maturity date, the Company must issue the purchaser as additional consideration a warrant to purchase 28,000 shares of its common stock for the first calendar month, and warrants to purchase an additional 25,000 shares for each successive calendar month, during which the note remained unpaid. The Company did not repay the note by its maturity date and the Company issued the purchaser warrants to purchase an aggregate of 103,000 shares of its common stock. In January 2024, the Company repaid this note in full.

During the nine months ended June 30, 2023, the Company made various borrowings to meet its working capital needs, including convertible notes having a principal amount of $250, notes payable—related parties of $524 and six promissory notes with unrelated investors having an aggregate principal amount of $1,525. The notes matured at various dates through March 2024. During the nine months ended June 30, 2023, the Company repaid $418 under the notes payable—related parties and $400 under one of the promissory notes. In connection with the issuance of the promissory notes, the Company gave the purchasers warrants to purchase an aggregate of 132,464 shares of its common stock at an exercise price of $0.01 per share. One promissory note also provided that in the event the Company failed to pay the principal amount on the maturity date, the Company must issue the purchaser a warrant to purchase an additional 15,000 shares of its common stock for each seven-day period thereafter until such time as the principal is repaid in full. Through June 30, 2023, the Company had issued the purchaser additional warrants to purchase an aggregate of 210,000 shares of its common stock.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

As of June 30, 2024, promissory notes payable having a remaining principal balance of $723 were outstanding and are included in “Notes payable” in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. During the nine months ended June 30, 2024, the Company made principal payments of $854 on one of the notes and as of June 30, 2024 an aggregate principal amount of $2,495 remains outstanding. The 7% promissory notes are included in “Notes payable — related parties” in the condensed consolidated balance sheets.

Notes Payable — Related Parties

As of September 30, 2023, two notes payable—related parties having an aggregate principal balance of $444 were outstanding. During the nine months ended June 30, 2024, the Company repaid each of the notes in full.

During the nine months ended June 30, 2023, the Company issued five promissory notes having an aggregate principal balance of $524 to an officer and an employee of the Company, and fully repaid four of the notes for $418.

SAFEs

In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into 150,953 shares of the Company’s Class A Common Stock and the $1,512 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized. As of June 30, 2024, no SAFEs remain outstanding.

The Company remeasured the SAFEs to fair value at each reporting date. For the nine months ended June 30, 2024 and 2023, the Company recorded increases in the fair value of the SAFEs of $10 and $528, respectively. The change in fair value of the SAFEs is reported in “Change in fair value of SAFEs” in the condensed consolidated statements of operations and comprehensive loss.

Convertible Notes

During the nine months ended June 30, 2024, the Company issued convertible notes having an aggregate principal amount of $200 to unaffiliated investors. The convertible notes matured in February 2024, bore interest at 16% per annum, were unsecured and had a conversion price of $6.84 per share. The principal amount of the convertible notes and any accrued interest thereon was convertible into shares of the Company’s common stock, at the election of each holder, at any time prior to maturity. In connection with the issuance of the convertible notes, the Company issued the investors warrants to purchase an aggregate of 4,000 shares of Legacy Mobix common stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and have a one-year term. In connection with the Merger, all outstanding convertible notes were converted into 30,045 shares of the Company’s Class A Common Stock and the $206 carrying amount of the notes and accrued interest thereon was credited to equity, with no gain or loss recognized. As of June 30, 2024, no convertible notes remain outstanding.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 12 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of June 30, 2024 and September 30, 2023 because the notes payable, the 7% promissory notes - related parties, the notes payable - related parties and the convertible notes each mature or were converted within one year of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of June 30, 2024 are as follows:

	Level 1	Level 2	Level 3	Total

Earnout liability	$—	$—	$2,960	$2,960
PIPE make-whole liability	—	—	1,949	1,949
Private Warrants	—	—	562	562

Total	$—	$—	$5,471	$5,471

The Company classifies the earnout liability, the PIPE make-whole liability, the Private Warrants and other warrants and the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the nine months ended June 30, 2024 or 2023. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Nine months ended June 30, 2024:	Earnout Liability	PIPE Make-Whole Liability	Private Warrants and Other Warrants	SAFEs

Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	2,071	882	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Settlement of liability	—	—	(332)	—
Change in fair value included in net loss	(30,599)	(122)	12	10

Balance, June 30, 2024	$2,960	$1,949	$562	$—

Nine months ended June 30, 2023:	SAFEs

Balance, September 30, 2022	$1,983
Change in fair value included in net loss	528

Balance, June 30, 2023	$2,511

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	June 30, 2024

Stock price	$10.66	$1.64
Expected volatility	50%	65%
Risk-free rate	3.9%	4.2%
Contractual term	8 years	7.5 years

PIPE Make-Whole Liability

The Company uses a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	June 30, 2024

Stock price	$10.17	$1.85
Expected volatility	49%	53%
Risk-free rate	5.4%	5.5%
Contractual term	4 months	1.4 months

Note 13 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from 2.4 to 3.2 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants. The lease covering the Company’s 19,436 square foot headquarters in Irvine, California provides the Company an option to extend the lease for one additional five-year term, with rent at the then prevailing market rate. The lease requires a security deposit of $400, which is recorded in other assets in the condensed consolidated balance sheets.

The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Nine months ended June 30,
	2024	2023

Operating lease cost	$307	$303
Short-term lease cost	88	227
Total lease cost	$395	$530

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended June 30, 2024 and 2023 was $413 and $396, respectively. As of June 30, 2024, the weighted-average remaining lease term was 3.1 years, and the weighted-average discount rate was 15.6%.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

During the nine months ended June 30, 2024, the Company obtained a right-of-use asset valued at $192 in connection with a business acquisition. The Company has also amended an office lease to provide for the use of additional space, which is not yet available for the Company’s use. At such time as the additional space is available to it—which the Company anticipates will occur in September 2024—the Company expects to recognize an increase in the right-of-use asset and lease liability of approximately $792. There were no other leases that had not yet commenced as of June 30, 2024 that will create significant additional rights and obligations for the Company.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024:

Years ending September 30,

2024 (remaining three months)	$150
2025	617
2026	639
2027	532
Total minimum lease payments	1,938
Less: imputed interest	(393)
Present value of future minimum lease payments	1,545
Less: current obligations under leases	(406)
Long-term lease obligations	$1,139

Note 14 — Commitments and Contingencies

Noncancelable Purchase Commitments

The Company has unconditional purchase commitments for services which extend to various dates through September 2024. Future minimum payments under these unconditional purchase commitments as of June 30, 2024 totaled $246.

Loss Contingency

In fiscal year 2021, the Company recognized a liability for a contingent loss related to a business acquisition. The Company estimated the amount of the liability at $8,434, which was accrued in the condensed consolidated balance sheet as of September 30, 2022. During the nine months ended June 30, 2023, the Company issued 1,233,108 shares of its common stock in settlement of this liability.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of June 30, 2024 or September 30, 2023.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 15 — Income Taxes

The Company recorded a provision (benefit) for income taxes of $(1,505) and $(14) for the three months ended June 30, 2024 and 2023, respectively, and a provision (benefit) for income taxes of $(2,801) and $18 for the nine months ended June 30, 2024 and 2023, respectively. The provision (benefit) for income taxes for the three months and nine months ended June 30, 2024 and 2023 was calculated using the discrete year-to-date method. In connection with the acquisitions of EMI Solutions and RaGE Systems, the Company recognized additional deferred tax liabilities totaling $3,078 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the three months and nine months ended June 30, 2024 the Company recognized income tax benefits of $1,507 and $2,803, respectively, principally resulting from reductions of the valuation allowance on its deferred tax assets.

For the three months and nine months ended June 30, 2023, the Company’s provision for income taxes differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

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

During the nine months ended June 30, 2024, Legacy Mobix sold 482,171 shares of its common stock at various dates in private placements for net proceeds of $3,286. In connection with the issuance of these shares, Legacy Mobix also granted one investor a warrant to purchase 27,413 shares of common stock at a price of $0.01 per share. The warrant is immediately exercisable and has a term of one year. The Company determined the warrant to be a freestanding equity instrument with no subsequent remeasurement. The Company determined the amount recognized within additional paid-in capital by allocating the proceeds received among the shares of common stock and the warrant issued based on their relative fair values.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

During the nine months ended June 30, 2023, the Legacy Mobix sold 1,663,922 shares of its common stock at various dates in private placements for net proceeds of $11,382.

As of June 30, 2024, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	28,326,474
Reserve for conversion of Class B Common Stock	2,254,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants	3,361,965
Shares issuable under PIPE make-whole provision	1,052,030
Reserve for earnout shares	3,500,000
Reserve for RaGE Earn-out	1,285,618
Stock options and RSUs outstanding	7,236,606
Awards available for grant under 2023 Equity Incentive Plan	1,872,176
Awards available for grant under 2023 Employee Stock Purchase Plan	858,935
Common stock available for issuance	226,251,295

Preferred Stock

In connection with the Merger, all outstanding shares of Legacy Mobix Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock were cancelled and converted into 2,254,901 shares of the Company’s Class B Common Stock.

The amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock, par value $0.00001, and the Company’s board of directors is authorized to designate one or more series of preferred stock, to fix the number of shares constituting any such series of preferred stock, and the powers, preferences and rights of any such series of preferred stock. Through June 30, 2024, the board of directors had not designated any such series of preferred stock and the Company had not issued any shares of preferred stock. As of June 30, 2024 no shares of preferred stock were outstanding.

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Committed Equity Facility

On March 18, 2024, the Company entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides the Company the right, in its sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of its Class A Common Stock (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, in each case as defined in the Purchase Agreement, less a three percent discount. However, in July 2024 the Company entered into an unrelated private placement transaction, the terms of which prohibit the Company from selling shares of its Class A Common Stock in variable rate transactions, which includes sales pursuant to the Purchase Agreement, until the one year anniversary of the date the registration statement relating to the private placement is effective. See Note 21 – Subsequent Events.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A Common Stock, the Company agreed to pay a cash commitment fee in the amount of $1,500. B. Riley will withhold 30% in cash from the total aggregate purchase price until B. Riley has received the entire cash commitment fee. If any portion of the commitment fee remains unpaid on the earlier of the termination of the agreement or December 15, 2024, then the Company must pay B. Riley the remainder of the commitment fee in cash. The Company also agreed to reimburse B. Riley for reasonable legal fees and disbursements in an amount not to exceed $75 upon the execution of the Purchase Agreement and Registration Rights Agreement and $5 per fiscal quarter. In April 2024, the Company filed a registration statement with the Securities and Exchange Commission to register under the Securities Act, the offer and resale by B. Riley of up to 9,500,000 shares of Class A Common Stock that the Company may elect to sell to B. Riley pursuant to the Purchase Agreement, and the registration statement was declared effective on May 13, 2024.

In June 2024, the Company sold 32,902 shares to B. Riley under the Purchase Agreement for gross proceeds of $68. The amount and timing of the proceeds the Company receives from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement, if any, will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales, the future market price of the Company’s Class A Common stock and the payment of the cash commitment fee. For the three months and nine months ended June 30, 2024, cash commitment and other fees under the Purchase Agreement totaling $2 and $1,577, respectively, are included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss.

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

Also in connection with the Merger, the Company adopted the 2023 Employee Stock Purchase Plan to assist eligible employees in acquiring stock ownership in the Company. Under the 2023 Employee Stock Purchase Plan, eligible employees may elect to enroll in the plan, designate a portion of eligible compensation to be withheld by the Company during an offering period, and purchase shares of the Company’s Class A Common Stock at the end of such offering period. The price of the shares purchased shall not be less than 85% of the fair market value of a share on the enrollment date or on the purchase date, whichever is lower. The Company has reserved 858,935 shares of its Class A Common Stock for issuance under the terms of the 2023 Employee Stock Purchase Plan. As of June 30, 2024, the Company had not commenced any offering period nor sold any shares under this plan.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company is required to recognize the value of these awards over the requisite service period. During the nine months ended June 30, 2024, the Company recognized stock-based compensation expense of $11,846 relating to these RSUs and warrants, which includes a catch-up for the portion of the service period completed prior to the performance condition being satisfied. Also during the nine months ended June 30, 2024, in connection with a separation of employment, the Company modified 1,000,000 RSUs held by an employee such that the RSUs—which were subject to forfeiture under their original terms—would continue to vest over their original service period. Because the fair value of the modified awards was lower than the grant-date fair value of the original awards, the Company recognized a $2,242 reduction of stock-based compensation expense during the nine months ended June 30, 2024.

During the nine months ended June 30, 2023, certain employees agreed to forfeit 670,000 RSUs with no current replacement award. As a result, the Company recognized $3,706 of additional stock-based compensation expense in the nine months ended June 30, 2023.

A summary of activity in the Company’s RSUs for the nine months ended June 30, 2024 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit

Outstanding at September 30, 2023	209,494	$6.84
Performance-based RSUs	3,999,999	8.65
Other RSUs issued	418,007	2.35
Forfeited	(34,915)	6.84
Vested	(148,393)	6.84
Outstanding at June 30, 2024	4,444,192	8.05

No RSUs vested during the nine months ended June 30, 2023. Unrecognized compensation expense related to RSUs was $31,275 as of June 30, 2024 and is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

In connection with the Merger, all Legacy Mobix stock options were assumed by the Company and converted into the same number of stock options of the Company, with no change to their exercise prices, vesting conditions or other terms. Stock option activity for the nine months ended June 30, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2023	5,905,684	$4.28
Granted	32.200	6.84
Exercised	(1,797,841)	1.69
Forfeited	(1,347,630)	6.48
Outstanding at June 30, 2024	2,792,413	4.91	7.0
Exercisable at June 30, 2024	2,376,817	4.65	6.9

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The terms of stock option awards permit a “net share settlement” for exercises of stock options, at the Company’s discretion. Stock options exercised during the nine months ended June 30, 2024 include options to purchase an aggregate of 474,313 shares which were exercised and settled for 195,115 shares of Class A Common Stock, with no cash proceeds to the Company.

Unrecognized stock-based compensation expense related to stock options, totaling $1,489 as of June 30, 2024, is expected to be recognized over a weighted-average period of 2.0 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of June 30, 2024 was $951 and $951, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2024 and 2023 was $4,709 and $0, respectively. The total fair value of options that vested during the nine months ended June 30, 2024 and 2023 was $1,531 and $2,246, respectively.

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2024 and 2023 was $3.50 and $3.59, respectively. The fair value of stock options granted was estimated with the following assumptions:

	Nine months ended June 30,
	2024		2023
	Range		Range
	Low	High	Low	High

Expected volatility	54.8%	55.6%	52.4%	53.6%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	4.4%	3.6%	4.2%
Expected term (years)	4.5	5.3	5.0	5.8

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Cost of revenue	$27	$11	$27	$34
Research and development	161	547	936	1,630
Selling, general and administrative	3,434	4,194	16,805	12,723
Total stock-based compensation expense	$3,622	$4,752	$17,768	$14,387

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 18 — Net Loss Per Share

The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSUs and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net loss per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net loss per share of Class B Common Stock does not assume the conversion of those shares.

In periods where the Company has a net loss, most potentially dilutive securities are not included in the computation as their impact is anti-dilutive; those potentially dilutive securities whose impact is dilutive are included in the computation. In periods where their effect is dilutive, the PIPE make-whole liability and the liability-classified warrants are included in the computation of diluted loss per share as if the underlying shares had been issued as of the later of the beginning of the fiscal period or the date of issuance of those securities. Inclusion of those securities under the if-converted method increases both the net loss for the period and the number of shares used in the per share computation and is dilutive to the Company’s net loss per share.

	Three months ended June 30,
	2024		2023
	Class A	Class B	Common Stock
Basic net loss per share:
Numerator:
Allocation of net loss	$(7,112)	$(567)	$(10,004)
Deemed dividend from warrant price adjustment	—	—	—
Net loss available to common stockholders	(7,112)	(567)	(10,004)
Denominator:
Weighted-average shares outstanding	28,297,162	2,254,901	15,335,373
Basic net loss per share	$(0.25)	$(0.25)	$(0.65)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(7,112)	$(567)	$(10,004)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(567)	—	—
Allocation of net loss	(7,679)	(567)	(10,004)

Denominator:
Number of shares used in basic earnings per share calculation	28,927,162	2,254,901	15,335,373
Conversion of Class B to Class A Common Stock	2,254,901	—	—
Number of shares used in per share computation	30,552,063	2,254,901	15,335,373
Diluted net loss per share	$(0.25)	$(0.25)	$(0.65)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Nine months ended June 30,
	2024		2023
	Class A	Class B	Common Stock
Basic net loss per share:
Numerator:
Allocation of net loss	$(7,770)	$(727)	$(32,536)
Deemed dividend from warrant price adjustment	(604)	(57)	—
Net loss available to common stockholders	$(8,374)	$(784)	$(32,536)
Denominator:
Weighted-average shares outstanding	24,095,237	2,254,901	13,907,357
Basic net loss per share	$(0.35)	$(0.35)	$(2.34)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(8,374)	$(784)	$(32,536)
Change in fair value of liability-classified warrants	(366)	(34)	—
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(818)	—	—
Reallocation of net loss	—	2	—
Allocation of net loss	$(9,558)	$(816)	$(32,536)

Denominator:
Number of shares used in basic earnings per share calculation	24,095,237	2,254,901	13,907,357
Shares issuable under liability-classified warrants	60,882		—
Conversion of Class B to Class A Common Stock	2,254,901	—	—
Number of shares used in per share computation	26,411,020	2,254,901	13,907,357
Diluted net loss per share	$(0.36)	$(0.36)	$(2.34)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, RSUs and stock options result in anti-dilution. For the three months ended June 30, 2024, the liability-classified warrants also result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is based on a conversion contingency associated with the VWAP of the Class A Common Stock which had not been met, and the contingency was not resolved, during the periods presented herein. The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Nine months ended June 30,
	2024	2023

Public Warrants and Private Warrants	9,000,000	—
Earnout shares	3,500,000	—
PIPE make-whole shares	1,052,030	—
RSUs	4,444,192	314,241
Stock options	2,792,413	6,173,833
Convertible preferred stock (on an as-converted basis)	—	2,254,901
Common stock warrants	1,154,945	628,925
Convertible notes	—	186,128
	21,943,580	9,558,028

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 19 — Concentrations

For the three months ended June 30, 2024, two customers accounted for 48% of the Company’s net revenue. For the three months ended June 30, 2023, two customers accounted for 100% of the Company’s net revenue. For the nine months ended June 30, 2024, two customers accounted for 31% of the Company’s net revenue. For the nine months ended June 30, 2023, two customers accounted for 91% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of June 30, 2024, two customers had balances due that represented 72% of the Company’s total accounts receivable. As of September 30, 2023, two customers had balances due that represented 92% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, are summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

United States	$1,598	$61	$2,847	$358
China	288	—	288	—
Czech Republic	—	—	17	185
Thailand	—	19	—	245
Other	172	—	336	3
Total net revenue	$2,058	$80	$3,488	$791

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

Private Placement

On July 22, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional accredited investor in connection with a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, on July 24, 2024 the Company issued an unregistered pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,877,698 unregistered shares of the Company’s Class A common stock. The Company also issued unregistered warrants to purchase an aggregate of 5,755,396 shares of the Company’s Class A common stock (“PIPE Common Warrants”). Gross proceeds to the Company from the Private Placement were $4,000, before payment of fees and expenses to the placement agent of $405.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable upon issuance and will expire when exercised in full. The Company may not affect the exercise of the Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of the Pre-Funded Warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder would exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, subject to certain exceptions.

The PIPE Common Warrants are comprised of Series A warrants to purchase up to 2,877,698 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to 2,877,698 shares of common stock (the “Series B Warrants”). The PIPE Common Warrants have an exercise price of $1.39 per share and are exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the PIPE Common Warrants. The Series A Warrants will expire five years from the date of such stockholder approval and the Series B warrants will expire twelve months from the date of stockholder approval.

In connection with the Private Placement, the Company paid the placement agent fees and expenses of $405 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of its Class common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, are exercisable upon stockholder approval and will expire five years thereafter. Moreover, upon any exercise for cash of the PIPE Common Warrants, the Company is obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of Common Stock equal to 7.0% of the aggregate number of such shares of common stock underlying the PIPE Common Warrants.

The Company also entered into a registration rights agreement which requires the Company to prepare and file with the Securities and Exchange Commission one or more registration statements to register for resale the shares of Common Stock issuable upon exercise of the PIPE Common Warrants, the Pre-Funded Warrants and the Placement Agent Warrants. Moreover, pursuant to the Securities Purchase Agreement, the Company agreed that, for a period from the date of the Securities Purchase Agreement until 90 days after the effectiveness of the registration statement it will not issue, enter into an agreement to issue or announce the issuance or proposed issuance of any shares of its common stock or common stock equivalents or file any registration statement or supplement thereto, subject to certain exceptions.

Issuance of Note Payable

In July 2024, the Company issued a $298 promissory note to an employee for net proceeds of $227. The note is unsecured, does not bear interest, and matured in July 2024. In July 2024, the Company repaid the note in full.

Issuance of Note Payable – Related Party

In July 2024, the Company issued a $165 promissory note to a related party for net proceeds of $150. The note is unsecured and does not bear interest. In July 2024, the Company repaid the note in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included the Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current beliefs that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section, the Cautionary Note Regarding Forward-Looking Statements as well as the risks and uncertainties set forth in our other SEC filings to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, except numbers of shares and per share amounts.

Overview

Based in Irvine, California, we are a fabless semiconductor company developing disruptive wireless mmWave 5G and C-Band wireless solutions and delivering connectivity and electromagnetic filtering products for next generation communications systems supporting the aerospace, military, defense, medical and other markets requiring high reliability (“HiRel”) and HiRel products. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless mmWave 5G integrated circuits currently in development are designed to deliver significant advantages in performance, efficiency, size, and cost. Our True Xero active optical cables (“AOCs”), which have been in production for several years and were acquired in the Cosemi acquisition, are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. Our interconnect products, which were acquired in the EMI Solutions, Inc. (“EMI Solutions”) acquisition, are designed for, and are currently used in aerospace, military, defense and medical applications. Our wireless systems solutions, which we acquired in the RaGE Systems, Inc. (“RaGE Systems”) acquisition, include products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

We were founded with the goal of simplifying the development and maximizing the performance of wireless mmWave wireless 5G products by designing and developing high performance, cost-effective, and ultra-compact semiconductor components and solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions in diverse industry sectors, including aerospace, military, defense, medical and HiRel technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of our revenue for our integrated circuits and components by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

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

Recent Developments

Acquisition of RaGE Systems Inc.

On May 21, 2024, we completed the previously announced acquisition of RaGE Systems. RaGE Systems designs, develops and manufactures wireless systems solutions, including products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors.

Aggregate consideration for the acquisition of RaGE Systems consisted of 3,214,045 shares of our Class A Common Stock (“Class A Common Stock”), having a fair value of $7,682 at the closing date, and $2,000 in cash, of which $200 was payable on the closing date; $1,000 will be payable on November 15, 2024 and $800 will be payable on April 15, 2025. We also entered into employment agreements with each of the RaGE Systems stockholders. The RaGE Systems stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Systems business combination agreement also provides the RaGE Systems stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Private Placement

On July 22, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional accredited investor in connection with a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, on July 24, 2024, we issued an unregistered pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,877,698 unregistered shares of our Class A Common Stock. We also issued unregistered warrants to purchase an aggregate of 5,755,396 shares of our Class A Common Stock (“PIPE Common Warrants”). We received gross proceeds from the Private Placement of $4,000, before payment of fees and expenses to the placement agent of $405.

The Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable upon issuance and will expire when exercised in full. We may not affect the exercise of the Pre-Funded Warrant, and a holder will not be entitled to exercise any portion of the Pre-Funded Warrant if, upon giving effect to such exercise, the aggregate number of shares of Class A Common Stock beneficially owned by the holder would exceed 9.99% of the number of shares of our Class A Common Stock outstanding immediately after giving effect to the exercise, subject to certain exceptions.

The PIPE Common Warrants are comprised of Series A warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series A Warrants”) and Series B warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series B Warrants”). The PIPE Common Warrants have an exercise price of $1.39 per share and are exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Class A Common Stock upon exercise of the PIPE Common Warrants. The Series A Warrants will expire five years from the date of such stockholder approval and the Series B warrants will expire twelve months from the date of stockholder approval.

In connection with the Private Placement, we paid the placement agent fees and expenses of $405 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of our Class A Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, are exercisable upon stockholder approval and will expire five years thereafter. Moreover, upon any exercise for cash of the PIPE Common Warrants, we are obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of our Common Stock equal to 7.0% of the aggregate number of such shares of our common stock underlying the PIPE Common Warrants.

We also entered into a registration rights agreement which requires that we prepare and file with the Securities and Exchange Commission one or more registration statements to register for resale the shares of Common Stock issuable upon exercise of the PIPE Common Warrants, the Pre-Funded Warrants and the Placement Agent Warrants. Moreover, pursuant to the Securities Purchase Agreement, we agreed that, for a period from the date of the Securities Purchase Agreement until 90 days after the effectiveness of the registration statement we will not issue, enter into an agreement to issue or announce the issuance or proposed issuance of any shares of our common stock or common stock equivalents or file any registration statement or supplement thereto, subject to certain exceptions.

Committed Equity Facility

On March 18, 2024, we entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides us the right, in our sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of our Class A Common Stock (the “Purchase Shares”) (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, less a three percent discount. However, the terms of the Securities Purchase Agreement prohibit us from selling shares of our Class A Common Stock in variable rate transactions, which includes sales pursuant to the Purchase Agreement, until the one year anniversary of the date the registration statement relating to the private placement is effective. The amount and timing of the proceeds, if any, that we may receive from future sales of shares of Class A Common Stock pursuant to the Purchase Agreement will depend on a number of factors, including the prohibition contained in the Securities Purchase Agreement, the numbers of shares we may elect to sell, the timing of such sales, the future market price of our Class A Common Stock and our payment of the cash commitment fee. See the notes to our unaudited condensed consolidated financial statements for further details.

During the nine months ended June 30, 2024, we sold 32,902 shares under the Purchase Agreement for net proceeds of $68.

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

As a result of the Merger, we raised gross proceeds of $21,014, including the contribution of $1,264 of cash held in Chavant’s trust account and the $19,750 private investment in public equity (“PIPE”) at $10.00 per share of Chavant’s Class A Common Stock. Our Class A Common Stock and Public Warrants (“Public Warrants”) began trading on Nasdaq under the symbols “MOBX” and “MOBXW”, respectively, on December 22, 2023.

Acquisition of EMI Solutions, Inc.

On December 18, 2023, we completed the acquisition of EMI Solutions when we acquired all of the issued and outstanding common shares of EMI Solutions. EMI Solutions is a manufacturer of interconnect products, including electromagnetic interference filtering products for aerospace, military, defense and medical applications. We expect the acquisition of EMI Solutions to complement our existing product offerings, expand our customer base and allow us to deliver solutions that address a wider variety of applications and markets. Consideration for the acquisition of EMI Solutions consisted of 964,912 shares of Legacy Mobix common stock and $2,200 in cash. We valued the common stock at $8,856, based on the fair value of the Legacy Mobix common stock at the time of the acquisition. Additional details of our accounting for our acquisition of EMI Solutions are included in the notes to our unaudited condensed consolidated financial statements included herein.

Cost Reductions

To address our capital limitations and focus our use of cash on the completion of the Merger, which closed on December 21, 2023, and our acquisition of EMI Solutions, which closed on December 18, 2023, we reduced our headcount and temporarily furloughed approximately half of our employees on an unpaid basis since the beginning of the fourth quarter of fiscal year 2023. We also reduced our use of outside services and other costs and deferred discretionary expenditures. As a result of these actions, we reduced our operating expenses—mainly in research and development—for the three months and nine months ended June 30, 2024 compared to the comparable fiscal 2023 periods. In January 2024, we permanently reduced our headcount by approximately 35%, consisting of employees previously placed on temporary furlough.

Financing Activities

During the nine months ended June 30, 2024, we had additional financing activity, principally consisting of the issuance of promissory notes, convertible notes and Legacy Mobix common stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

Results of Operations

Comparison of the Three Months and Nine Months Ended June 30, 2024 and June 30, 2023

(dollars in thousands)	Three months ended June 30,		Change
	2024	2023	$	%

Net revenue	$2,058	$80	1,978	2,473%

Costs and expenses
Cost of revenue	1,327	285	1,042	366%
Research and development	1,369	3,159	(1,790)	(57)%
Selling, general and administrative	8,710	6,375	2,335	37%

Loss from operations	(9,348)	(9,739)	391	(4)%

Interest expense	127	309	(182)	(59)%
Change in fair value of earnout liability	(661)	—	(661)	Nm
Change in fair value of PIPE make-whole liability	310	—	310	Nm
Change in fair value of private warrants	(68)	—	(68)	Nm
Change in fair value of SAFEs	—	(30)	30	(100)%
Other non-operating losses, net	128	—	128	Nm

Loss before income taxes	(9,184)	(10,018)	834	(8)%
Income tax benefit	(1,505)	(14)	(1,491)	Nm

Net loss and comprehensive loss	$(7,679)	$(10,004)	$2,325	(23)%

“nm” indicates amount is not meaningful.

(dollars in thousands)	Nine months ended June 30,		Change
	2024	2023	$	%

Net revenue	$3,488	$791	2,697	341%

Costs and expenses
Cost of revenue	2,608	1,188	1,420	120%
Research and development	4,328	9,209	(4,881)	(53)%
Selling, general and administrative	31,731	21,198	10,533	50%

Loss from operations	(35,179)	(30,804)	(4,375)	14%

Interest expense	1,232	1,186	46	4%
Change in fair value of earnout liability	(30,599)	—	(30,599)	nm
Change in fair value of PIPE make-whole liability	(122)	—	(122)	nm
Change in fair value of private warrants	412	—	412	nm
Change in fair value of SAFEs	10	528	(518)	(98)%
Merger-related transaction costs expensed	4,009	—	4,009	nm
Other non-operating losses, net	1,177	—	1,177	nm

Loss before income taxes	(11,298)	(32,518)	21,220	(65)%
Provision (benefit) for income taxes	(2,801)	18	(2,819)	nm

Net loss and comprehensive loss	$(8,497)	$(32,536)	$24,039	(74)%

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the three months and nine months ended June 30, 2024 and 2023). Sales and other taxes we collect, if any, are excluded from net revenue. Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competitor price offerings, global economic conditions, and other factors.

Our net revenue was $2,058 for the three months ended June 30, 2024 compared to $80 for the three months ended June 30, 2023, an increase of $1,978. The increase principally reflects the addition of sales of our interconnect products, which we acquired in our December 2023 acquisition of EMI Solutions, and wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems. The increase also includes higher sales of AOCs, which reflects the comparison against the quarter ended June 30, 2023, where our sales of AOCs were adversely affected by supply chain constraints that limited our ability to fulfill customer orders.

For the nine months ended June 30, 2024 our net revenue was $3,488 compared to $791 for the nine months ended June 30, 2023, an increase of $2,697 or 341%. The increase principally reflects the addition of sales of interconnect products, which we acquired in our December 2023 acquisition of EMI Solutions, and wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems.

Cost of Revenue

Cost of revenue includes costs of materials, contract manufacturing services for the assembly, testing and shipping products, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of revenue also includes employee compensation and benefits (including stock-based compensation) of employees engaged in the engineering services or the sourcing of products, facility costs and depreciation.

Cost of revenue was $1,327 for the three months ended June 30, 2024 compared to $285 for the three months ended June 30, 2023, an increase of $1,042 or 366%. The change principally reflects the addition of sales of our interconnect products and wireless systems solutions as discussed above, as well as higher sales volume in our AOCs.

Cost of revenue was $2,608 for the nine months ended June 30, 2024 compared to $1,188 for the nine months ended June 30, 2023, an increase of $1,420 or 120%. The change principally reflects the addition of sales of our interconnect products and wireless systems solutions as discussed above.

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

Research and development expenses were $1,369 for the three months ended June 30, 2024 compared to $3,159 for the three months ended June 30, 2023, a decrease of $1,790 or 57%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

Research and development expenses were $4,328 for the nine months ended June 30, 2024 compared to $9,209 for the nine months ended June 30, 2023, a decrease of $4,881 or 53%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

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

Selling, general and administrative expenses were $8,710 for the three months ended June 30, 2024 compared to $6,375 for the three months ended June 30, 2023, an increase of $2,335 or 37%. The increase principally reflects higher costs for outside services, the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024, higher costs of insurance as a publicly traded company and an $897 charge for estimated amounts payable under the RaGE Earn-out in connection with our acquisition of RaGE Systems. These increases were partly offset by lower employee compensation and benefits and lower stock-based compensation expense.

Selling, general and administrative expenses were $31,731 for the nine months ended June 30, 2024 compared to $21,198 for the nine months ended June 30, 2023, an increase of $10,533 or 50%. The increase principally reflects higher stock-based compensation expense and increased costs for outside services and insurance. The increase also reflects the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024 and an $897 charge for estimated amounts payable under the RaGE Earn-out in connection with our acquisition of RaGE Systems. The increase in stock-based compensation expense principally related to certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Prior to the Merger, we did not recognize any expense for these awards because completion of the Merger and vesting of the awards was not probable. Upon completion of the Merger, we concluded that the vesting of these awards was probable, and we recognized stock-based compensation expense of $17,361 for the portion of the service period that had elapsed from the date of the awards through June 30, 2024. This charge was partly offset by a $2,242 reduction of stock-based compensation expense we recognized in connection with the modification of a portion of these RSUs in connection with a separation of employment. We expect to recognize the remaining $30,141 cost of these awards ratably over the period through their vesting dates, which extend to December 2027.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $127 for the three months ended June 30, 2024 compared to $309 for the three months ended June 30, 2023, a decrease of $182 or 59%. The decrease principally reflects higher costs in the three months ended June 30, 2023 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

Interest expense was $1,232 for the nine months ended June 30, 2024 compared to $1,186 for the nine months ended June 30, 2023, an increase of $46 or 4%.

Change in Fair Value of Earnout Liability

In connection with the Merger, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options will be entitled to receive an additional aggregate 3,500,000 shares of our Class A Common Stock based on the achievement of trading price targets following the Closing over a seven-year earnout period. We account for the earnout shares as liability-classified instruments because the events that determine the number of earnout shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock, and we remeasure the earnout liability to its estimated fair value at the end of each reporting period. Additional information relating to the earnout liability can be found in the notes to our unaudited condensed consolidated financial statements included herein.

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of June 30, 2024, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $2,960. As a result of the decrease in the liability subsequent to the Closing, we recognized non-cash gains of $661 and $30,599, respectively, for the three months and nine months ended June 30, 2024. The decrease in the estimated fair value of the earnout liability was principally due to the decrease in price of our Class A Common Stock between the Closing and June 30, 2024.

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

As of June 30, 2024, the PIPE make-whole liability had not been settled and we adjusted the carrying amount of the make-whole liability to its estimated fair value of $1,949. As a result of the changes in the estimated fair value of the liability subsequent to the Closing, we recognized a non-cash loss of $310 for the three months ended June 30, 2024 and a non-cash gain of $122 for the nine months ended June 30, 2024. Future fluctuations in the market price of our Class A Common Stock will increase or decrease the value of the PIPE make-whole liability, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive loss, the amounts of which may be substantial.

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

We concluded that the Private Warrants do not meet the derivative scope exception because they contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to our stock and must be classified as a liability. At the time of Closing, we estimated the aggregate fair value of the Private Warrants and recognized a liability of $150. As of June 30, 2024, the Private Warrants remained outstanding, and we adjusted the carrying amount of the liability to its estimated fair value of $562. As a result of the changes in the estimated fair value of the liability subsequent to the Closing, we recognized a non-cash gain of $68 for the three months ended June 30, 2024 and a non-cash loss of $412 for the nine months ended June 30, 2024. Future fluctuations in the market price of our Class A Common Stock and other factors may increase or decrease the value of the liability for the Private Warrants, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive loss, the amounts of which may be substantial.

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

For the three months ended June 30, 2024, we did not recognize any gain or loss from changes in the estimated fair value of the SAFEs because the SAFEs were no longer outstanding. For the three months ended June 30, 2023, the estimated fair value of the SAFEs decreased by $30, and we recognized a $30 non-cash gain. For the nine months ended June 30, 2024 and June 30, 2023, we recognized non-cash losses of $10 and $528, respectively, resulting from increases in the fair value of the SAFEs. As of June 30 2024, no SAFEs remain outstanding.

Other Non-Operating Losses, Net

For the three months ended June 30, 2024, other non-operating losses, net of $128 principally consisted of an increase in the estimated fair value of liability-classified warrants to purchase shares of our Class A Common Stock The warrants were exercised during the period and as of June 30, 2024 no liability-classified warrants were outstanding.

For the nine months ended June 30, 2024, other non-operating losses, net of $1,177 consisted of commitment and other fees of $1,575 payable under the committed equity facility, partly offset by non-cash gains of $400 on the change in the estimated fair value of liability-classified warrants to purchase shares of our Class A Common Stock. We did not recognize any other non-operating losses, net during the three months and nine months ended June 30, 2023.

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

For the three months and nine months ended June 30, 2024, we recognized an income tax benefit of $1,505 and $2,801, respectively. In connection with our acquisitions of EMI Solutions and RaGE Systems, we recognized additional deferred tax liabilities of $3,078 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the three months and nine months ended June 30, 2024 we recognized income tax benefits of $1,507 and $2,803, respectively, principally resulting from reductions of the valuation allowance previously recorded against our deferred tax assets.

For the three months and nine months ended June 30, 2023, we did not recognize any tax benefit related to our pretax book losses of $10,004 and $32,536, respectively, because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the nine months ended June 30, 2024 and 2023:

(dollars in thousands)	Nine months ended June 30,		Change
	2024	2023	$

Net cash used in operating activities	$(14,767)	$(13,066)	$(1,701)
Net cash used in investing activities	(1,108)	(608)	(500)
Net cash provided by financing activities	15,991	13,613	2,378
Net increase (decrease) in cash	116	(61)	$177
Cash, beginning of period	89	178
Cash, end of period	$205	$117

Operating Activities

For the nine months ended June 30, 2024, net cash used in operating activities was $14,767, which included the impact of our net loss of $8,497 and net non-cash credits of $9,347, partly offset by net decreases in working capital items of $3,077. The net non-cash credits principally consisted of the $30,599 gain on the change in fair value of the earnout liability and a deferred income tax benefit of $2,803, partially offset by stock-based compensation expense of $17,768 for stock options and restricted stock units, $4,009 of Merger related transaction costs expensed, $1,474 of depreciation and amortization expense and $891 of expense for the issuance of warrants in connection with borrowings. The net working capital decrease principally consists of an increase in accounts payable, partly offset by increases in accounts receivable and inventory.

For the nine months ended June 30, 2023, net cash used in operating activities was $13,066, which included the impact of our net loss of $32,536, partly offset by net non-cash charges of $16,722 and net decreases in working capital items of $2,748. The net non-cash charges principally consisted of the $14,387 of stock-based compensation expense for stock options and restricted stock units, $819 of expense for the issuance of warrants in connection with borrowings, a $528 loss on the change in the fair value of the SAFEs and $968 of depreciation and amortization expense. The net working capital decrease principally consists of an increase in accrued expenses.

Investing Activities

Net cash used in investing activities of $1,108 for the nine months ended June 30, 2024 consisted of payments or the acquisition EMI Solutions and RaGE, net of acquired cash and payments of $44 for the acquisition of property and equipment.

Net cash used in investing activities of $608 for the nine months ended June 30, 2023 consisted of payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2024 of $15,991 consisted of the $21,014 proceeds from the merger and PIPE, $3,334 in proceeds from the issuance of common stock, and $971 in proceeds from issuance of notes payable and convertible notes and proceeds of $226 from the exercise of stock options and warrants. These amounts were partially offset by the payment of merger-related transaction costs of $6,946 and $2,608 of principal payments on notes payable (including payments of $1,298 on notes payable—related parties).

Net cash provided by financing activities for the nine months ended June 30, 2023 of $13,613 consisted of $11,474 in proceeds from the issuance of common stock, $2,299 in proceeds from the issuance of notes payable and convertible notes (including proceeds of $524 from notes payable—related parties) and $908 in proceeds from the exercise of common stock warrants, partially offset by principal payments on notes payable of $818 (including payments of $418 on notes payable—related parties) and the payment of merger-related transaction costs of $250.

Liquidity

As of June 30, 2024, our cash balance was $205 compared to $89 at September 30, 2023. We had a working capital deficit of $21,431 as of June 30, 2024 compared to a working capital deficit of $19,593 at September 30, 2023.

In July 2024, we completed a private placement wherein we issued an unregistered pre-funded warrant to purchase up to 2,877,698 unregistered shares of our Class A Common Stock and unregistered warrants to purchase an aggregate of 5,755,396 shares of our Class A Common Stock (“PIPE Common Warrants”) to the purchaser. We received gross proceeds from the Private Placement of $4,000, before payment of fees and expenses to the placement agent of $405. For additional information, see “Private Placement,” above and the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our debt consists of notes payable with an aggregate amount of $723 and 7% promissory notes—related parties with an aggregate principal amount of $2,495. The notes payable mature at various dates through November 2024 and are unsecured. One of the notes requires weekly payments of $4; the remainder of the notes do not require any principal payments prior to maturity. The 7% promissory notes—related parties reached their maturity date of July 2023 and are currently due.

Our total liabilities as of June 30, 2024 were $32,741 compared to $21,789 as of September 30, 2023. The increase in our total liabilities is principally due to the amounts we recognized for the earnout liability and the PIPE make-whole liability, which totaled $4,909 as of June 30, 2024. The related agreements provide that the settlement of those liabilities is through the issuance of shares of our Class A Common Stock; we do not expect to make any cash payments in settlement of the earnout liability and the PIPE make-whole liability.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,938 payable over the next four years, (ii) unconditional purchase commitments of $246 for services which extend to various dates through September 2024, (iii) unpaid commitment and other fees of $1,555 payable in connection with the committed equity facility, and (iv) deferred purchase consideration of $2,466 related to our acquisition of EMI Solutions and RaGE Systems, payable at various dates through June 2025, and (iv) potential payments of up to $8,000 under the RaGE Earn-out, payable at various dates through March 2026, as described in the notes to the unaudited condensed consolidated financial statements.

Going Concern

We incurred a loss from operations of $35,179 for the nine months ended June 30, 2024, and we incurred losses from operations of $35,544 and $23,714 for the years ended September 30, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $92,920. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

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

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	June 30, 2024

Stock price	$10.66	$1.64
Expected volatility	50%	65%
Risk-free rate	3.9%	4.2%
Contractual term	8 years	7.5 years

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

We use a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the respective dates:

	December 21, 2023 (Closing)	June 30, 2024

Stock price	$10.17	$1.85
Expected volatility	49%	53%
Risk-free rate	5.4%	5.5%
Contractual term	4 months	1.4 months

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

We did not record any impairment charges during the three months and nine months ended June 30, 2024 and 2023. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change, including those assumptions relating to the duration and severity of supply chain disruptions causing delays in shipments in our connectivity business, changes to backlog with our largest customer or other factors. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of June 30, 2024. In the course of that evaluation, we identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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

These material weaknesses resulted in adjustments related to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, and related accounts to these adjustments, as well as the purchase price allocation for our business combination, in the annual audited financial statements as of and for the years ended September 30, 2022 and 2021, adjustments related to stock-based compensation expense and accrued expenses and other current liabilities in the interim financial statements as of and for the three months ended December 31, 2023, and adjustments related to the PIPE make-whole liability and the purchase price allocation for our business combination as of and for the three months and nine months ended June 30, 2024.

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

Those remediation measures will include (i) hiring additional accounting and IT personnel to bolster our technical reporting, transactional accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing controls over segregation of duties; (iii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iv) designing and implementing controls over the proper authorization of transactions; (v) designing and implementing controls to identify, account for, and value non-routine, unusual or complex transactions; (vi) designing and implementing formal accounting policies, procedures and controls supporting our financial close process, including controls over account reconciliations and journal entries; (vii) designing and implementing controls over determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model; (viii) designing and implementing controls over the completeness and accuracy of the income tax provision and related disclosure; (ix) designing and implementing controls over the classification and presentation of accounts and disclosures in our financial statements and to ensure revenue transactions are recorded in the correct period; (x) implementing a more sophisticated IT system; and (xi) designing and implementing IT general controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 16, 2023, the law firm Rutan & Tucker, LLP (“Rutan”) initiated a lawsuit in Orange County Superior Court in California against us to recover approximately $700,000 in legal fees allegedly owed to Rutan by Cosemi, its former client, which fees were incurred in connection with our acquisition of Cosemi in 2021. We intend to vigorously defend against this litigation and are simultaneously pursuing a separate arbitration against Cosemi. We are unable to predict the final outcome of this matter but we do not believe that it will have a material impact on our results of operations or financial position as we have recorded the amount in accounts payable on our condensed consolidated balance sheets as of September 30, 2023 and June 30, 2024.

On July 3, 2024, plaintiff Manuchehr Neshat filed a lawsuit against us in the Superior Court of California for the County of Orange. Plaintiff’s lawsuit alleges a single claim for breach of contract relating to principal and accrued interest owed to Mr. Neshat under a promissory note, and seeks $1,344,642.96 in damages, interest, attorneys’ fees and costs of suit. We intend to defend against the lawsuit. We are unable to predict the final outcome of this matter, but we do not believe that it will have a material impact on our results of operations or financial position as we have recognized a liability for the principal and accrued interest owed to Mr. Neshat under the promissory note on our condensed consolidated balance sheets as of September 30, 2023 and June 30, 2024.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2024 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-Q.

In the event that we are unable to remain in compliance with Nasdaq’s continued listing standards, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum market capitalization (generally $50 million) and a minimum number of holders of our listed securities (generally 400 public holders). On August 9, 2024, we received a delinquency notification letter (the “Notice”) from Nasdaq’s Listing Qualifications Staff due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities of $50 million. The Notice has no immediate effect on the listing of our shares of Class A Common Stock on Nasdaq and we have a period of 180 calendar days in which to regain compliance. However, if we fail to timely regain compliance with the rule, our shares will be subject to delisting from Nasdaq.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Class A Common Stock and our Public Warrants are listed on Nasdaq, they are covered securities. If we are no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	On August 9, 2024, we received a delinquency notification letter (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) (the “Listing Rule”) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50 million between June 24, 2024 and August 8, 2024. The Listing Rule requires listed companies to maintain a minimum MVLS of $50 million.

This Notice has no immediate effect on the listing of our shares on Nasdaq. However, if we fail to timely regain compliance with the Listing Rule, our common stock will be subject to delisting from Nasdaq. The Notice provides that we have 180 calendar days, or until February 5, 2025 (the “Compliance Date”), to regain compliance with the Listing Rule. If, at any time before the Compliance Date, our MVLS closes at $50 million or more for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance with the Listing Rule.

We intend to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the Listing Rule.

(c)	During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: August 14, 2024	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)