Form 10-K
period 2024-09-30
MOBIX LABS, INC
filed 2024-12-26
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number: 001-40621

MOBIX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-1591717 (I.R.S. Employer Identification No.)

15420 Laguna Canyon Road, Suite 100, Irvine, CA (Address of principal executive offices)	92618 (Zip Code)

(949) 808-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	MOBX	Nasdaq Global Market
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	MOBXW	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2024) was approximately $37.6 million. The number of outstanding shares of the registrant’s Class A Common Stock and Class B Common Stock, as of December 6, 2024, was 33,681,049 and 2,129,901, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed within 120 days after September 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MOBIX LABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2024

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;
●	our ability to regain compliance with listing rules of the Nasdaq Stock Market LLC (“Nasdaq”), as well as any decisions that we may make in order to regain compliance;
●	our ability to identify possible acquisition targets, as well as any impact on our business and results of operations;
●	our expectations regarding the growth of the markets in which we operate;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	our intent to commit significant resources to technology and product innovation and development;
●	our belief that AOCs offer advantages, as well as our ability to compete in the market;
●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;
●	the impact of the acquisitions of EMI Solutions and RaGE Systems, Inc., and any impact on our business and results of operation;
●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;
●	the demand for our products and the drivers of that demand, including our expectations regarding our ability to develop new communication solutions for both domestic and international markets;
●	our opportunities and strategies for growth;
●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
●	our expectations regarding reliance on a limited number of customers and efforts to diversify our customer base;
●	our expectations regarding the timing of obtaining stockholder approval for certain issuances;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	general economic and socio-political conditions and their impact on demand for our technology and on the supply chain on which we rely;
●	future capital requirements and sources and uses of cash; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

These forward-looking statements are based on information available as of the date of this report and current expectations, forecasts, and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the actual results or our performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

ii

PART I

Item 1. Business

Company Overview

Based in Irvine, California, Mobix Labs designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the consumer commercial, industrial, automotive, medical, aerospace, defense and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) 5G communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the commercial, industrial, and defense and aerospace sectors. Our interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. Our True Xero active optical cables (“AOCs”) are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

On December 21, 2023, we consummated the merger pursuant to the business combination agreement, dated November 15, 2022 (as amended, supplemented or otherwise modified, the “Business Combination Agreement”), by and among Chavant Capital Acquisition Corp. (“Chavant”), CLAY Merger Sub II, Inc., a Delaware corporation and newly formed, wholly-owned direct subsidiary of Chavant (“Merger Sub”), and Mobix Labs, Inc. (“Legacy Mobix”), a Delaware corporation, pursuant to which, among other things, Merger Sub merged with and into Legacy Mobix, with Legacy Mobix surviving the merger as a wholly-owned direct subsidiary of Chavant (together with the other transactions related thereto, the “Merger”). In connection with the consummation of the Merger (the “Closing”), Chavant changed its name from “Chavant Capital Acquisition Corp.” to “Mobix Labs, Inc.” (the “Company”) and Legacy Mobix changed its name from “Mobix Labs, Inc.” to “Mobix Labs Operations, Inc.”

Throughout this report, unless otherwise noted or otherwise suggested by context, all references to “we,” “us” or “our” refer to Legacy Mobix prior to the consummation of the Merger, and to the Company and its subsidiaries after the consummation of the Merger.

We were founded with the goal of simplifying the development and maximizing the performance of wireless mmWave 5G products by designing and developing high performance, cost-effective and ultra-compact semiconductor components and solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions in diverse industry sectors, including aerospace, military, defense, medical and high reliability (“HiRel”) technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property (“IP”) portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of revenue for our products by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and wired connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

In 2021, we completed the acquisition of substantially all of the assets including intellectual property of Cosemi, an Irvine, California-based global supplier of high-speed connectivity solutions. The acquired products and intellectual property included a broad range of AOCs and optical engines that deliver optimal connectivity to a wide range of applications—including home entertainment, gaming, augmented reality and virtual reality, video conferencing, medical, mobile devices and monitors—and built the foundation for our current connectivity business. We believe the patented cable technology and AOC optical chip solutions from Cosemi along with our innovative wireless semiconductor technologies provide more opportunities in the wireless C-Band and mmWave 5G market as the need for faster, more reliable data transmission becomes ever more apparent, whether it is for the data center, infrastructure, home entertainment or consumer electronics market.

On December 18, 2023, we completed the acquisition of EMI Solutions, Inc. (“EMI Solutions”) when we acquired all of the issued and outstanding common shares of EMI Solutions. EMI Solutions is a manufacturer of interconnect products, including electromagnetic interference filtering products for aerospace, military, defense and medical applications. We believe the acquisition of EMI Solutions complements our existing product offerings, expanded our customer base and allows us to deliver solutions that address a wider variety of applications and markets. Consideration for the acquisition of EMI Solutions consisted of 964,912 shares of Legacy Mobix common stock and $2,200 in cash. We valued the common stock at $8,856, based on the fair value of the Legacy Mobix common stock at the time of the acquisition. Additional details of our accounting for our acquisition of EMI Solutions are included in the notes to our consolidated financial statements included herein.

On May 21, 2024, we completed the acquisition of RaGE Systems, Inc. (“RaGE Systems”). RaGE Systems designs, develops and manufactures wireless systems solutions, including products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. We believe the acquisition of RaGE Systems expands our expertise in wireless communications and will allow us to deliver solutions that address a wider variety of applications and markets.

Aggregate consideration for the acquisition of RaGE Systems consisted of 3,214,045 shares of our Class A Common Stock (“Class A Common Stock”), having a fair value of $7,682 at the closing date, and $2,000 in cash. We also entered into employment agreements with each of the RaGE Systems stockholders. The RaGE Systems stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Systems business combination agreement also provides the RaGE Systems stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Our leadership team is comprised of industry veterans with prior experience at premier semiconductor and connectivity companies, including Microsemi Corporation (which was acquired by Microchip Technology Inc.), Skyworks Solutions, Inc., Maxim Integrated Products, Inc. (which was acquired by Analog Devices Inc.), Qorvo, Inc., STMicroelectronics N.V., MaxLinear, Inc., Qualcomm Incorporated, Macom Technology Solutions Holdings, Inc. and Texas Instruments Incorporated, and our leadership team has significant experience and insight into growing advanced technology companies and executing strategic acquisitions to accelerate growth. Our engineering team is highly skilled in radio frequency, analog and mixed-signal technologies and has prior experience spearheading development of RF solutions that are widely used in existing wireless systems and devices.

Industry Overview

Wireless Systems Solutions — Our wireless systems solutions address several growth markets in the electronics industry—communications, sensing and detection and microelectronics. We expect these markets will continue to expand, driven by a number of factors.

●	Communications — The demand for mobile and fixed data continues to grow at exponential rates. The evolution of wireless communications standards has enabled many data intensive applications, such as video streaming, online conferencing and social media. Moreover, we believe ongoing deployment of applications for artificial intelligence (“AI”), alternative reality (“AR”), virtual reality (“VR”), autonomous vehicles, and industrial Internet of Things (“IoT”) sensors, will compound the strain on the current generation of wireless networks, necessitating higher bandwidth and more efficient communication networks. The next generation of wireless communications, including 5G and beyond, is expected to revolutionize the way data is transferred around the world. With data speeds up to 20 Gb/s coupled with ultra-low latency, or minimal delays in the transmission of data, the potential applications for 5G can be significantly more extensive than for earlier generations of wireless communications. There is also increasing interest in energy efficient, standards-based infrastructure. Wireless systems operators around the world have experienced increased operating costs due to the increasing cost of energy. We believe the need for highly power efficient solutions is particularly important for operators who provide coverage in rural, infrastructure constrained markets. We expect these demands create opportunities to develop new communication solutions for both domestic and international markets.

●	Sensing and Detection — Demand for single and multiband sensing and detection solutions continues to grow across several market areas. In the security market, radio RF and mmWave imaging is used to sense and detect concealed objects in closed parcels or under clothes. The medical market uses a variety of non-visual spectrum to sense and detect a variety of conditions such as skin cancers or internal tumors and their compositions. Using RF, mmWave and infrared (“IR”) technologies, we can sense and detect flaws in building materials including concrete, wooden beams and other structural materials to determine the viability and safety of infrastructure. These applications use a combination of multi-spectral sensors, higher performance microelectronics, machine learning and AI and general computing for systems.

●	Microelectronics — The specification, design and manufacture of very small electronic designs and components and circuits drives most electronics growth in the modern electronics industry. Higher mobility, lower costs and greater energy efficiency drive innovations in communications, automotive, medical, sensing and other applications for the consumer commercial electronics, industrial electronics and aerospace and defense electronics markets. Microelectronics covers application specific integrated circuits (“ASIC”), RFIC and system on chip (“SoC”) IC designs. It also includes devices such as multi-chip modules (“MCMs”) and multi-chiplet modules (“McMs”). The trends now are to drive microelectronics to have global connectivity options and included capabilities for machine learning and AI.

Interconnect Products — Our interconnect products address the global EMI filter market which we believe is experiencing significant growth due to the increasing demand for noise reduction in electronic devices. The growing complexity of electronic systems and the proliferation of communication technologies are driving the market growth.

Our EMI filtering devices are designed to reduce electromagnetic interference and allow for effective functioning of electronic communication systems. We believe the increasing complexity of aerospace and defense systems will drive greater demand for electromagnetic interference filters in the military and aerospace sectors. The increasing use of unmanned aerial vehicles and other advanced technology solutions has also fueled market growth.

Our high-reliability EMI filters are designed to consistently meet or exceed performance requirements and are vitally important to any industry with a high cost of failure. For example, our military, aerospace, and healthcare customers utilize our products for the accurate transmission and reception of signals required to ensure soldier, aircraft and patient safety or achieve mission success. Currently, our EMI filtering products are widely used in various applications and industries, including aerospace, military, defense and healthcare.

Connectivity — The demand for high bandwidth and low latency connections is expected to extend from wireless to wired connections for many current and next generation applications. Many professional audio/video (“Pro A/V”) systems, such as video conferencing, are capitalizing on the advantages of AOC connections to provide a high bandwidth, uncompressed high-definition signal with low latency over greater distances. We believe the push to include 5G connectivity in the Pro A/V and other markets of mission-critical applications, such as for autonomous vehicles and remote medicine, has already begun and will be a significant opportunity.

Market Opportunity

As a global provider of a diverse portfolio of advanced capability products, we believe that we are well positioned to capitalize upon the strong growth trends within the consumer commercial, industrial, automotive, medical, aerospace and defense markets worldwide. We believe our technology, products, and acquisition strategy will serve as strong bases for growth in the markets we currently serve as well as enable us to penetrate new markets globally. We believe our ability to develop and produce market-leading products and services coupled with our deep knowledge of our customers and end markets will enable us to expand our domestic and international market share and continue to offer our customers high-value solutions.

Consumer Commercial – Customer premise equipment requires the high bandwidth and low latency capabilities of 5G technology. This has created opportunities in existing and emerging markets beyond the traditional mobile handset and consumer electronics markets being served by 4G LTE. Data intensive applications from mobile high definition 4K and 8K streaming to wireless AR/VR are expected to drive the demand for high-performance, compact and cost-effective solutions that enable next generation connectivity, creating opportunities for the application of our wireless solutions.

Industrial — Securing sensitive areas such as airports, ports of entry, government offices and data centers as well as other public spaces is a major growth area due to the lack of system level solutions and companies with the capabilities to service these markets. We believe this presents an opportunity for us and our capabilities in the design, testing and manufacturing of multi-band, multi-spectral systems integrated with data processing and AI with machine leaning. We believe our unique position supplying the largest systems integrator of these types of solutions domestically offers us an opportunity to develop new capabilities and enter new markets.

We expect that carriers will need to deploy dense networks of mmWave 5G small cells and repeaters in dense urban applications in order to maintain coverage and quality of service. In rural applications, the emphasis is on coverage and efficiency of the infrastructure in energy constrained deployments. We believe these factors present significant opportunities for us. Each small cell and/or repeater will require multiple chips to meet the necessary output power and coverage requirements. Rural cells will require energy efficient designs which utilize AI to meet capacity and coverage while minimizing power consumption. We believe our design capabilities, IP, and products position us to be a strong supplier at both ends of the communications infrastructure market.

Satellite Communications — With the proliferation of satellite enabled devices there is an industry push to converge broadband low earth orbit satellite communications (“LEO SATCOM”) with terrestrial 5G and other technologies. LEO SATCOM applications can provide lower latency and greater global coverage compared to geosynchronous satellite applications. On the ground terminal side, having a broadband satellite connection as a backup will allow many devices from handsets and laptops to connected cars to have more stable connections. As the world becomes more and more connected, we believe our True5G mmWave 5G ICs (currently in development) and LEO SATCOM connectivity will be an attractive solution for keeping consumers connected anywhere in the world.

Automotive — We expect that emerging mission-critical applications will rely on the low latency capabilities of wireless mmWave 5G technology. For example, self-driving, autonomous vehicles require a reliable, high-bandwidth, high-speed signal with the lowest latency possible to enable communication with other vehicles and networks and decision-making in real time. We expect the universal frequency coverage of our True5G ICs will allow automotive system suppliers to develop a single SKU solution that can be installed on any car worldwide. We seek to offer the ability to integrate 5G connectivity to existing systems through working with partners and system integrators for the automotive market. AOC connections are also being explored to provide high-speed, high-bandwidth and electromagnetic interference-free connectivity with low latency and much lighter weight when compared to existing copper cables.

Medical — Ultra-low latency connections in the medical industry are expected ultimately to allow doctors and surgeons to operate and treat patients remotely in true real time without any noticeable lag. Our 5G mmWave ICs are designed to enable these broadband connections with the low latency. We see opportunities to use our AOCs to connect surgical robots and cameras to remote monitors. AOC technology allows signals to be transferred from the camera to the monitor with a fully uncompressed signal with low latency and be galvanically isolated (i.e., free from electromagnetic interference). Moreover, sensing and detection solutions for medical applications, which are less invasive for patients and more cost effective for providers, are in increasing demand. RF, mmWave, IR and other sensor types can be combined through microelectronics with AI and machine learning to detect and identify potential areas in and on the body for more detailed examination. We believe our knowledge, IP and industry partnerships can help us leverage new designs and products in this market area.

Aerospace and Defense — We offer a variety of products that support the needs of end-user customers in the aerospace and defense and HiRel markets, including our wireless systems solutions and interconnect products. Key end customers, including the U.S. military, have expressed a need for high-speed, reliable and secure communications links for various applications, including the “Connected Soldier” and “Connected Battlefield” in the Internet of Military Things, which includes sensing and computing devices worn by soldiers, embedded in combat suits and helmets. High bandwidth connectivity utilized in a private network is increasingly expected to allow the military to track, monitor and manage assets in the field in real time, enhancing market demand for high-performance, reliable and cost-effective solutions, which our products are designed to be.

Products

Wireless Systems Solutions — Our wireless systems solutions products and services address three key markets—communications, sensing and detection, and microelectronics.

●	Communications — We provide both products and services for communications applications. Typically, we contract with customers to specify, design, prototype and validate products for markets in which our customers have an established position. We offer a highly skilled, multi-functional, knowledgeable team and we have significant industry know-how that cuts across every system aspect. Once the prototypes or trial units have been fielded, we seek to enter into a supply contract to build, test, ship and maintain products for our customer. In 2024 we launched our SMART™ Edge device—a software-manageable autonomous radio transceiver and an innovative appliance optimized for deployment at the network edge. This device is software programmable for a variety of applications such as RF spectrum analysis, RF broadcast node, transition base station and other custom applications.

●	Sensing and Detection — We provide a custom designed product and a variety of services for sensing and detection applications. In security technology systems for airports, ports and borders, we work with a market leader and provide a key mmWave sensing module used in latest generation systems. We also provide design services to help with system improvements, cost reduction, new features and system development. We seek to expand our customer and application space to include non-destructive sensing of critical infrastructure components like wooden timbers, concrete and other building materials.

●	Microelectronics — Semiconductor components are the building blocks used in wireless systems and devices. These components are classified as either discrete devices or ICs (also referred to as “chips” or a “chipset”), in which a number of transistors and other elements are combined to form a more complicated electronic circuit. Our 5G chipset IP and technology will feature a design which will minimize the number of semiconductor chips needed to enable 5G devices, and therefore we believe our product will reduce the cost of such devices. Although we have not yet sold any 5G ICs, we believe our IP and developed technology positions us to complete development of our True5G chipset as the market for mmWave 5G ICs evolves.

Interconnect Products — Our interconnect products consist of EMI filter inserts and filtered and non-filtered connectors. EMI filters are crucial components utilized in various electronic systems to mitigate EMI and ensure the integrity and reliability of signal transmission. These filters are designed to selectively attenuate or block unwanted electromagnetic noise while allowing desired signals to pass through unaffected. Our interconnect products are deployed in aerospace, military, defense, medical and healthcare products, and play a pivotal role in maintaining signal clarity, reducing signal distortion, and safeguarding against potential disruptions caused by external electromagnetic sources. By incorporating our interconnect products into electronic circuitry, our customers enhance the performance, efficiency, and overall functionality of their products, thereby meeting stringent regulatory standards and ensuring optimal operational reliability in diverse applications.

Active Optical Cables — We provide active optical cables that offer the ability to extend high bandwidth signals with ultra-low latency from the wireless portion of a system to the wired portion. Our True Xero AOCs are designed to deliver fiber optic connectivity at an affordable price for a wide range of applications, including 5G infrastructure, autonomous vehicles, Pro A/V, AR/VR and remote medical systems, among others.

Competitive Strengths

●	Experienced management team — Our board of directors and our executive management team possess comprehensive expertise in overseeing entities within the communications sector, particularly in the semiconductor industry. Several members of our board of directors and our management team have played pivotal roles in the inception and ongoing leadership of the enterprises that today form the backbone of our organization. This depth of knowledge and leadership is anticipated to greatly enhance our ability to implement our strategic objectives efficiently and effectively.

●	Diversified business model — Our broad portfolio of products serve the connectivity, aerospace, military, defense and healthcare markets, and address the needs of both commercial and government customers operating in domestic and international markets. In addition to broadening our addressable market, our strategy of serving both the commercial and government markets makes us less dependent upon government funding and commercial business cycles than businesses focused solely on either market. Similarly, by selling our products and services in various industries, we are less susceptible to economic and political uncertainties at any given time. As a result of this diversity, we believe that our future success is not dependent upon a single technology, product, service, customer, government program or geographic market.

●	Strong acquisition and integration track record — Since our founding in 2020, we have strategically expanded our portfolio through the acquisition and integration of other businesses, including RaGE Systems, EMI Solutions and Cosemi, each of which aimed at broadening our operational capabilities and enhancing our financial metrics. These strategic initiatives have been instrumental in optimizing operational efficiencies across each acquired entity, subsequently bolstering our financial performance. In particular, we believe our recent acquisitions of RaGE Systems and EMI Solutions have allowed us to access new markets within the defense, military, aerospace and healthcare sectors.

●	Superior, scalable wireless technology — Our mmWave 5G ICs are based on a complementary metal-oxide-semiconductor (“CMOS”) process. Designing high-performance RF and mixed-signal/analog ICs in CMOS allows for higher levels of integration, which can lead to more compact products in a cost-effective manufacturing process. Due to the levels of integration afforded to us by designing in CMOS, we are able to design compact chips with frequency bands used worldwide in a form factor, or physical design specifications, similar to our competitors’ regional products. Additionally, we will seek to offer our mmWave 5G chipset as a single SKU, scalable chipset that we believe will simplify manufacturers’ designs and accelerate our customers’ time to market.

●	U.S.-based supplier of connectivity products — The majority of AOC suppliers today are based in China. We believe this creates concerns for certain U.S.-based customers with respect to overall quality and pricing due to global economic tensions and tariffs. We use a U.S.-based fabless company with manufacturing relationships in regions outside China, such as Taiwan, and with a focus on performance, quality and customization while maintaining competitive pricing in the AOC market. We believe that being able to provide a high-quality custom or semi-custom AOC solution enables Mobix Labs to serve the evolving needs of mission-critical applications in the automotive, medical and military markets.

●	Extensive patent and trade secret portfolio — We believe our extensive intellectual property portfolio, comprising a combination of existing and pending patents and trade secrets, provides us with a significant competitive advantage in our wireless and connectivity products. The intellectual property and expertise we developed will allow us to meet the difficult system specifications associated with 5G in standard, bulk CMOS processes. We believe that our intellectual property portfolio, as well as our research and development capabilities, enable us to design solutions that can effectively solve our customers’ complex engineering challenges and capitalize on secular growth trends.

Company Strategy

●	Acquire and integrate complementary assets— A key component of our growth strategy is to continually explore acquisition opportunities that can be accretive in both the short and long term or fill a potential technology gap. A critical element of our ability to execute on our acquisition strategy is the timely and successful integration of companies that we acquire, with the goal of quickly achieving sustained operational and financial benefits. We begin this integration process during the negotiation and due diligence processes for each acquisition.

●	Accelerate technology development and innovation — We are dedicated to developing innovative solutions for next generation consumer commercial, industrial, automotive, medical and aerospace and defense products. In this effort, we have developed our proprietary technology, or may work with our customers’ IP, for mmWave, 2/3/4/5G communications and ICs for a variety of applications. We believe this approach will allow us to develop more efficient, cost-effective and compact products and solutions for our customers.

●	Expand into new end markets and geographies — Our products and solutions are designed to:

●	enable 5G devices to transmit and receive data at extremely high data rates which we believe will surpass those currently available in the consumer market;

●	enable AOC connections to provide a high bandwidth, uncompressed high-definition signal with low latency over greater distances. We believe the push to include 5G connectivity in mission-critical applications, such as for autonomous vehicles and remote medicine, has already begun and will be a significant opportunity for us; and

●	minimize EMI in mission critical applications, including aerospace, military, defense and healthcare.

Our connectivity products are currently targeted at the North American Pro A/V and medical robotic surgery markets, with opportunities for expansion into other markets. We believe the global distribution and sales channels we have established provide additional opportunities to address several new markets from data centers to emerging 5G applications worldwide.

Manufacturing and Operations

We manufacture our products either at our own facilities or obtain manufacturing services from contract manufacturers. We currently manufacture a substantial portion of our products at our own facilities. This is intended to allow us to efficiently manage both our supply competitiveness and manufacturing utilization in order to minimize the risk associated with market fluctuations and maximize cash flow. Our internal manufacturing capabilities are focused on our interconnect products and wireless systems solutions. Due the application of our interconnect products in national security and defense applications, our interconnect products must be manufactured in the United States, with limited exceptions.

For our wireless mmWave 5G ICs currently in development, we outsource wafer fabrication to Taiwan Semiconductor Manufacturing Company (“TSMC”). We believe the manufacturing process used by TSMC is available from other wafer fabrication providers. However, given TSMC’s manufacturing capacity, we do not expect to need to engage any other wafer fabrication provider for our wireless mmWave 5G ICs. We believe that the raw materials, parts and supplies used in wafer fabrication are generally available at present and will remain available in the foreseeable future. Semiconductor wafers are usually shipped to third-party contractors for device assembly and packaging, where the wafers are cut into individual die, packaged and tested before final shipment to customers. We will also rely on third parties for device assembly and packaging services.

Sales and Marketing

We sell our products and services directly to original equipment manufacturers (“OEMs”) or original design manufacturers (“ODMs”) and contract manufacturers through our global sales force. Our go-to-market strategy provides comprehensive customer coverage. We seek to collaborate with customers through the technology selection and design processes to gain design wins. We are customer and standard agnostic, allowing our solutions to be used globally and across multiple platforms and customers. We target innovative product suppliers and focus on communications technology used in mission critical and HiRel applications.

We often work with customers that have a leading market share in a given application or solution. Given military, aerospace and healthcare product lifecycles, our products may remain in production with a customer for more than seven years with a single design.

Wireless Systems Solutions — We strive to implement our go-to-market strategy, which is intended to provide comprehensive customer coverage through semiconductor component distributors and independent sales representative organizations. We currently have two direct sales representatives. We also maintain a network of distributors and independent sales representative organizations, primarily in Europe and the Asia-Pacific region. As is customary in the semiconductor industry, our distributors and independent sales representative organizations may also market other products that compete with ours.

The sales process of semiconductor components and solutions typically commences with identifying and qualifying prospective customers and programs. Component suppliers like Mobix Labs need to collaborate with the prospective customers to work through the design funnel until production of the customers’ products. During this process, component suppliers often provide technical support through the independent sales representative organizations that are concurrently providing pre-sales, post-sales and account management services to bring the customers’ products to market in a timely manner.

We have engaged with several top tier OEMs and ODMs that develop 5G wireless applications for various industries, including communication infrastructure and automotive. The independent sales representative organizations we work with provide lead generation, pre-sales support and customer service to our mutual customers. They also work closely with us throughout the process of bringing our customers’ products to market. The independent sales representative organizations we work with have deep experience in creating market awareness, building a strong design pipeline and cultivating ongoing customer relationships to drive sales growth for wireless products. Our distributor partners can also provide product fulfillment and global supply chain support for our customers.

Connectivity — For our connectivity business, we are engaged directly with our customers, who are often suppliers and distributors in the Pro-AV (professional audio-visual) and medical markets. We provide standard and custom solutions to these customers that are marketed under their brand names.

Customers

Our primary customers are organizations that sell product solutions for aerospace, military, defense, healthcare, and professional audio video applications. We have also engaged with several OEMs and ODMs in an effort to secure them as customers for our mmWave 5G ICs when the products are available for sale. If they do purchase our mmWave 5G ICs, we expect them to purchase these products on a purchase order basis when we complete development and commence sales, which is customary in the semiconductor industry.

From the commencement of our operations and through the year ended September 30, 2023, we generated substantially all of our revenues from the sale of our connectivity products. During the year ended September 30, 2024, our acquisitions of EMI Solutions and RaGE Systems significantly diversified our product groups and our customer base. For the year ended September 30, 2024, sales to Leidos Holdings, Inc. accounted for approximately 40% of our net revenues and no other customer accounted for 10% or more of our net revenues.

Competition

Wireless Systems Solutions — The 5G market presents a significant opportunity for many existing and emerging semiconductor companies. Large companies such as Qualcomm Incorporated, NXP Semiconductors, N.V., Qorvo, Inc., Skyworks Solutions, Inc., and Analog Devices Inc. have all offered products to address the RF and mixed-signal portion of 5G radios for connected devices. There are also a number of smaller companies looking to capitalize on the 5G market as well. We typically design our sensing and detection solutions under contracts and we primarily compete with our customers’ internal resources for design activity and with external contract manufacturers for the manufacture of products or equipment.

Interconnect Products — Multiple companies vie to provide effective solutions for mitigating electromagnetic interference. Principal companies with whom we compete include Amphenol Corporation, Glenair, Inc., ITT Inc., and TE Connectivity Corporation. However, we believe that only a limited number of companies, including us, are approved vendors for products incorporated into military, defense, aerospace, and healthcare solutions.

Connectivity — There are many companies offering different connectivity solutions, including AOCs, copper passive cables, copper active cables, HDBaseT or pure fiber optic cables. We believe that AOCs offer advantages, including longer distances, a single cable, plug and play capability and a thin, flexible and lightweight design. The majority of competing suppliers of AOCs are based in China and offer solutions that we believe are often perceived in the market as being of lower quality and compete primarily on price.

Many of our competitors have greater financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may also have more advantageous supply or development relationships with our current and potential customers or suppliers.

Research and Development

At our core, we are a technology innovation company. We have invested a significant amount of time and expense into the design and development of our wireless mmWave 5G technology. We view our technology, whether internally developed or obtained by way of an acquisition of a business, as a competitive advantage. We devote substantial resources to acquire and develop technology to be incorporated within our products. We have committed, and plan to continue to commit, significant resources to technology and product innovation and development.

Intellectual Property

A key strength of business is our intellectual property portfolio and engineering experience, both of which guide product development activities and our approach to maintaining, protecting and enforcing our intellectual property. We rely on our proprietary technologies, trade secrets and know-how to give us a competitive advantage. We also have a number of intellectual property registrations (including issued patents and trademark registrations), but we do not rely on any particular patent or patents for our success and have instead relied on our know-how and trade secrets.

Our future success and competitive position depend in part upon our ability to obtain and maintain, protect and enforce our intellectual property and proprietary information. We rely primarily on patent, trademark, trade secret and similar laws, as well as nondisclosure and confidentiality, agreements, international treaties and other methods, to protect our intellectual property and proprietary information. In order to maintain, protect and enforce our intellectual property and proprietary information, we may be required to litigate or arbitrate to enforce our contract and intellectual property rights or to determine the validity and scope of proprietary rights of others.

Due to the competition in the industry in which we operate, there is frequent litigation related to allegations of infringement, misappropriation or other violations of intellectual property rights. From time to time we may receive inquiries from third parties related to their intellectual property rights and may become subject to litigation matters or disputes related to claims that we have infringed, misappropriated or violated their intellectual property rights, particularly as we expand our presence in the market and face increasing competition.

Government Regulations

We are subject to import/export controls, tariffs and other trade-related regulations and restrictions in the countries in which we do business. These controls, tariffs, regulations and restrictions (including those related to, or affected by, United States-China relations, as discussed in “Risk Factors — Risks Related to Our Business and Industry”) have had, and we believe may continue to have, a material impact on our business, including our ability to manufacture or sell products or source components.

Government regulations are subject to change in the future, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations or financial condition.

Human Capital

Our people are critical to success and the pursuit of our goals and growth strategy. We strive to attract and retain team members who are driven to innovate and who bring diverse perspectives and skills. As of September 30, 2024, we had a total of 50 employees in the United States, of whom 13 were primarily engaged in research and development, 3 were primarily engaged in sales and marketing, 15 were primarily engaged in manufacturing, and 19 were primarily engaged in general and administrative functions. None of our employees is covered by a collective bargaining agreement or represented by a labor union. Additionally, from time to time we utilize third-party contractors to supplement our workforce.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, will be made available free of charge on our website, www.mobixlabs.com, as soon as reasonably practicable, following the filing of the reports with the SEC. In addition, our website allows investors and other interested persons to sign up to automatically receive e-mail alerts when news releases and financial information is posted on the website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The information on or obtainable through our website is not incorporated into this Annual Report.

Item 1A. Risk Factors

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

Risks Related to Our Business and Industry

●	We are an early stage company, and it remains difficult to evaluate our future prospects and the risks and challenges we may encounter.
●	We cannot predict whether we will maintain revenue growth.
●	We have incurred losses in the operation of our business and anticipate that our expenses will increase, potentially leading to continued losses from operations in the near future.
●	We cannot assure you that we will achieve or maintain profitability and there is substantial doubt about our ability to continue as a going concern.
●	We will need to raise additional capital in the future to execute our business plan.
●	We may fail to successfully acquire or integrate new businesses, products, and technology.
●	If our customers are unable to achieve widespread market acceptance of their products which incorporate our products, we may not be able to generate the revenue necessary to support our business.
●	Our customers generally require our products to undergo a lengthy qualification process.
●	Markets for our 5G semiconductor products are still developing and may not develop as expected.
●	If we are unable to execute our growth strategies effectively, our business may be adversely affected.
●	The markets for our semiconductor products and solutions are highly competitive.
●	Our products and solutions are subject to intense competition.
●	Our future success will depend on our ability to successfully introduce new products and solutions for our markets that meet the needs of our customers.
●	The consolidation or vertical integration of our customers may adversely affect our financial results.
●	We generate a substantial portion of our revenues from one customer and expect that we will generate revenue from a limited number of customers in the near future.
●	We generally do not obtain long-term purchase commitments.
●	Defects in our products or poor design and engineering solutions could adversely affect our business.
●	We depend on third-party offshore manufacturers for producing several of our products.
●	Inflation and unfavorable global economic conditions could adversely affect our business.
●	If we are unable to manage the growth of our operations, our performance may suffer.
●	Our failure to comply with the laws and regulations to which we are subject could have a material adverse effect on our business, prospects, financial condition and results of operations.
●	Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
●	Our future success depends on our ability to retain key employees and to attract qualified personnel.
●	We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition.
●	Our business could suffer in the event of a security breach involving our information technology (“IT”) systems or our intellectual property or other confidential or proprietary information.
●	Instituting and defending against intellectual property or other types of litigation and administrative proceedings could cause us to spend substantial resources.

●	We are subject to, and must remain in compliance with, laws and governmental regulations across various jurisdictions concerning the development and sale of our products.
●	We are dependent upon our officers and directors, and their loss could adversely affect us.
●	Some of our potential customers may require us to comply with additional regulatory requirements.
●	We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.
●	Our intellectual property applications may not be issued or granted or may take longer than expected, which may have a material adverse effect on our ability to enforce our intellectual property rights.
●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our business.
●	We are subject to state, federal and international privacy and data protection laws and regulations.

Risks Related to Ownership of Our Securities

●	The market price of our securities may be volatile.
●	If equity research analysts do not publish research or reports, or if they publish unfavorable research or reports about our company, our stock price and its trading volume could decline.
●	We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
●	The dual class structure of our Common Stock has the effect of concentrating voting control with the holders of our Class B Common Stock, most of whom are our directors or management.
●	Our management has limited experience in operating a public company.
●	We may become subject to securities or class action litigation.
●	We anticipate that our stockholders will experience dilution in the future.
●	We are an “emerging growth company” and a “smaller reporting company.”
●	We do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future, if any, and you may never receive a return on your investment.
●	Future sales of our Class A Common Stock may cause the market price to drop significantly.

Risks Related to Our Business and Industry

We are an early-stage company, and it remains difficult to evaluate our future prospects and the risks and challenges we may encounter.

We have been focused on developing semiconductor products since our inception in 2020. Our recent acquisitions of RaGE Systems and EMI Solutions have expanded our operations to aerospace, military, defense, medical and other markets. However, it remains difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include, but are not limited to, our ability to:

●	continue to develop and commercialize our products;
●	continue sales growth from our connectivity, aerospace, military, defense, medical and other products;
●	forecast our revenue and budget for and manage our expenses;
●	execute our growth strategies including through mergers and acquisitions;
●	raise additional capital on acceptable terms to execute our business plan;
●	continue as a going concern;
●	attract new customers, retain existing customers and expand existing commercial relationships;
●	compete successfully in the highly competitive industries in which we operate;
●	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

●	comply with existing and new or modified laws and regulations applicable to our business in and outside the United States, including compliance requirements of U.S. customs and export regulations;
●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
●	maintain and enhance the value of our reputation and brand;
●	effectively manage our growth and business operations;
●	develop and protect intellectual property;
●	maintain and enhance the security of our IT system;
●	hire, integrate and retain talented people at all levels of our organization;
●	successfully defend our company in any legal proceeding that may arise and enforce our rights in any legal proceedings we may initiate; and
●	manage and mitigate the adverse effects on our business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond our control.

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

We have incurred losses in the operation of our business and anticipate that our expenses will increase, potentially leading to continued losses from operations in the near future. Moreover, we may not be able to achieve or generate sufficient income from operations to sustain ourselves.

Since inception, we have incurred operating losses and negative cash flows, primarily due to our ongoing investment in product development. For the fiscal years ended September 30, 2024 and 2023, we incurred losses from operations of $46.4 million and $35.5 million, respectively. As of September 30, 2024, we had an accumulated deficit of $104.5 million. Since then, we have continued to incur losses from operations, and we expect this trend to persist, along with negative cash flows from operations, for the foreseeable future.

In addition, we may not achieve or generate sufficient income from operations to sustain ourselves. We may incur substantial losses for reasons, including changes in demand for our products, increasing competition, challenging macroeconomic conditions, regulatory changes and other risks discussed herein.

We cannot assure you that we will achieve or maintain profitability or that we will be able to continue as a going concern.

We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days. We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. In addition, as a public company, we will continue to incur increased accounting, legal, and other expenses which make it necessary for us to continue to raise additional working capital. Our efforts to grow our business may be costlier than expected, and we may not be able to generate sufficient revenue to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern, and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives and strategies.

The financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities, issuance of debt, and/or related party advances. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will need to raise additional capital in the future to fund our operations and execute our business plan, which may not be available on terms acceptable to us, or at all. Any fundraising involving the sale and issuance of equity securities can substantially dilute existing stockholders.

In the future, we will require additional capital to respond to technological advancements, competitive dynamics, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances. We may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to further business relationships with current or potential customers or partners, we may also issue equity or equity-linked securities to current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

The markets for our products designed for the 5G network are relatively new and still developing, which makes our business and future prospects difficult to evaluate, and thus the estimates and forecasts of total addressable market and serviceable addressable market are subject to significant uncertainty. We and our customers are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. Many of the wireless and wired applications we and our customers are working towards commercializing require complex technology and are subject to uncertainties with respect to, among other things, the heavy capital investment required to commercialize those applications, the competitive landscape, the rate of consumer acceptance and the impact of current or future regulations. Regulatory, safety or reliability developments, many of which are outside of our and our customers’ control, could also cause delays or otherwise impair commercial adoption of new technologies and solutions, which may adversely affect our growth.

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

The markets for our non-wireless and connectivity products and solutions are competitive and fragmented and are subject to changing technology and shifting customer needs. A number of vendors produce and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. Moreover, the rapid rate of technological change affecting the connectivity market could increase the chances that we will face competition from new products or services designed by companies with whom we do not currently compete.

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

We generate a substantial portion of our revenues from one customer and expect that we will generate revenue from a limited number of customers in the near future; and the loss of any key customer could have a material adverse effect on its business.

From the commencement of our operations and through the year ended September 30, 2023, we generated substantially all of our revenues from the sale of our active optical cables products. During the year ended September 30, 2024, our acquisitions of EMI Solutions and RaGE Systems significantly diversified our products and our customer base. For the year ended September 30, 2024, sales to Leidos Holdings, Inc. accounted for approximately 40% of our net revenues and no other customer accounted for 10% or more of our net revenues. The loss of this customer would have a material adverse impact on our results of operations and financial condition.

Our primary customers are organizations that sell product solutions for aerospace, military, defense, healthcare, and professional audio video applications. We have also engaged with several OEMs and ODMs in an effort to secure them as customers for our mmWave 5G ICs when the products are available for sale. If they do purchase our mmWave 5G ICs, we expect them to purchase these products on a purchase order basis when we complete development and commence sales, which is customary in the semiconductor industry.

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

If our products perform poorly, whether due to design, engineering, or other reasons, we could lose sales. In certain cases, if our products are found to be the component that leads to failure or a failure to meet the performance specifications of our customer, we could be required to pay monetary damages to our customer. A defect in any of our products could give rise to significant costs, including expenses relating to recalling the products, replacing defective items and writing down defective inventory as well as lead to the loss of potential sales. In addition, the occurrence of such defects may give rise to product liability claims, including liability for damages caused by such defects if our semiconductors or the consumer products based on them malfunction and result in personal injury or death. Such claims could result in significant costs and expenses relating to damages and attorneys’ fees. Moreover, since the cost of replacing defective semiconductor devices is often much higher than the value of the devices themselves, we may at times face damage claims from customers that are in excess of the amounts paid to us for products, including consequential damages. We may even be named in product liability claims where there is no evidence that our products caused the damage in question. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products. In addition, our products could be subject to recalls directly or indirectly through the recall of products of our customers in which our products may be embedded. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers, and significant harm to our reputation. The occurrence of these problems could result in the delay or loss of market acceptance of our products and could adversely affect our business, operating results, and financial condition.

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

We currently rely on offshore manufacturers to produce several of our products. We cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of our competitors. Our reliance on offshore manufacturers subjects us to a number of risks that include, among other things:

●	interruptions, shortages, delivery delays and potential discontinuation of supply as a result of any recurrence of pandemics such as COVID-19, or other reasons outside of our control;
●	political, legal and economic changes, crises or instability and civil unrest in the jurisdictions where our manufacturers’ plants are located, such as changes in China-Taiwan relations that may adversely affect our manufacturers’ operations in Taiwan;
●	currency conversion risks and exchange rate fluctuations; and
●	compliance requirements of U.S. customs and international trade regulations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of our control, such as the impact of health and safety concerns, recent and ongoing price inflation in the United States, foreign and domestic government sanctions, and other disruptions to global supply chains. A severe or prolonged economic downturn, whether due to inflationary pressures or otherwise, could result in a variety of risks to our business, including weakened demand for our products, or the inability to raise additional capital when needed on acceptable terms, or at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our products by our customers. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact us. If inflation increases, we may not be able to adjust prices sufficiently to offset the effect without negatively impacting our gross margin.

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

We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise continue to fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

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

These material weaknesses resulted in adjustments to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, as well as the purchase price allocation for the business combination, as of and for the years ended September 30, 2022 and 2021; and, adjustments to stock-based compensation expense, accrued expenses, other current liabilities and the PIPE make-whole liability, as well as the purchase price allocations for our business combinations as of and for the interim periods ended December 31, 2023 and June 30, 2024, and as of and for the year ended September 30, 2024.

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

We have begun implementation of a plan to remediate these material weaknesses, which we expect will result in significant future costs for us.

We are working to remediate the material weaknesses as efficiently and effectively as possible. At this time, we cannot provide an estimate of costs expected to be incurred in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in us incurring significant costs and will place significant demands on our financial and operational resources.

While we are designing and implementing measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate any of the deficiencies in our internal control over financial reporting, or that we will not identify additional material weaknesses in our internal control over financial reporting in the future. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. Any failure to design or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could increase compliance costs, negatively impact share trading prices, or otherwise harm our operating results or cause us to fail to meet our reporting obligations. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process, summarize and report information within the time periods specified in the rules and forms of the SEC could be adversely affected, which, in turn, may adversely affect our reputation and business and the market price of our Class A Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

As a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act, or a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, in which case our independent registered public accounting firm could not issue an unqualified opinion related to the effectiveness of our internal control over financial reporting. If we continue to conclude that we have ineffective internal control over financial reporting and our independent registered public accounting firm is unable to issue an unqualified opinion related to the effectiveness of our internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our Class A Common Stock.

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

Currently, our Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum market capitalization (generally $50 million) and a minimum number of holders of our listed securities (generally 400 public holders). On August 9, 2024, we received a delinquency notification letter (the “MVLS Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities of $50 million. In addition, on November 18, 2024, we received a delinquency notification letter (the “Bid Prices Notice”, together with the MVLS Notice, the “Notices”) from the Staff due to the non-compliance with Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Notices have no immediate effect on the listing of our shares of Class A Common Stock on Nasdaq and we have a period of 180 calendar days from receipt of each of the Notices to regain compliance. However, if we fail to timely regain compliance with the rules, our shares will be subject to delisting from Nasdaq. As of the date of this Annual Report, we had satisfied the conditions to regain compliance with the Minimum Bid Price Requirement.

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

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Closing, there was no public market for the stock of Legacy Mobix or our Class A Common Stock. Although we have listed the Class A Common Stock on Nasdaq, an active trading market may not be sustained. If an active market for the Class A Common Stock is not sustained, it may be difficult for you to sell shares at an attractive price or at all.

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

The trading market for Class A Common Stock may be influenced by the research and reports that equity research analysts publish about us and our business. In the event we do have equity research analyst coverage, the information and opinions about our Class A Common Stock that is available to investors may be limited, which could reduce demand for our stock. The price of our stock could decline if one or more equity research analysts downgrade the stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports regularly, demand for our stock could decrease, which, in turn, could cause our stock price or trading volume to decline.

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

Our management may experience difficulties with operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may experience difficulties with effectively managing and operating a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management our operations and growth. We believe that we will need to continue to seek additional personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States will require significant costs, and these may be greater than expected. We believe that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

The percentage of shares of Class A Common Stock owned by current stockholders will likely be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may grant to our directors, officers, and employees, exercise of warrants or meeting the conditions triggering the issuance of the Earnout Shares and conversion of Class B Common Stock. These issuances will have a dilutive effect on our earnings per share, which could adversely affect the market price of Class A Common Stock.

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

On April 15, 2024, we filed a registration statement on Form S-8 under the Securities Act with the SEC to register shares of our Class A Common Stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A Common Stock underlying outstanding options and restricted stock units (“RSUs”) that have been granted or promised to our directors, executive officers and other employees, all of which are subject to time-based vesting conditions. Shares registered under these registration statements will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

Furthermore, we have filed registration statements (the “Resale Registration Statements”) registering the resale of up to 38,240,486 shares of Class A Common Stock, which also includes shares issuable under outstanding convertible securities including outstanding warrants, options and shares of our Class B Common Stock, by certain of our stockholders. Sales of our Class A Common Stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for you to sell shares of Class A Common Stock at a time and price that you deem appropriate.

Moreover, continuous sales of a substantial number of our shares of Class A Common Stock in the public market pursuant to the Resale Registration Statements, or the perception that these sales might occur, could depress the market price of our securities. The frequency of such sales could cause the market price of our securities to decline or increase the volatility in the market price of our securities.

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

As of September 30, 2024, we have warrants outstanding, which are exercisable to purchase an aggregate of 18,675,800 shares of our Class A Common Stock for prices ranging from $0.01 to $5.79 per share (subject to adjustments as set forth in the applicable warrants). To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We currently maintain customary cybersecurity tools intended to prevent or detect unauthorized access to our information technology (“IT”) networks and applications as well as to mitigate the risk of common cybersecurity threats. We continue to develop and implement additional processes, including those intended to follow an internal IT Security Policy, which will seek to assess, identify, and manage material risks from cybersecurity threats to our IT systems and information that we create, use, transmit, receive, and maintain in our business. We will seek to integrate these processes and policies into an overall enterprise risk management process. We expect our processes for assessing, identifying, and managing material risks from cybersecurity threats, including threats associated with our use of third-party service providers, will include our efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place, or necessary, to manage and/or mitigate such risks.

We may not currently be sufficiently protected against cybersecurity risks. Our existing resources may be insufficient to adequately protect us against, or to investigate and remediate any vulnerability from, cybersecurity incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our operations, business strategy or financial condition.

In the event of a cybersecurity incident affecting us, we would assess any potential unauthorized attempts to access our IT systems or similar events that may adversely affect the availability or integrity of our IT systems or the security and confidentiality of the data we create, use, transmit, receive, and maintain in our business. Our management team would develop an incident response plan and report to the board of directors on our incident response plan for addressing and mitigating risks associated with such an incident.

Primary responsibility for assessing cybersecurity risks rests with our audit committee of the Board, who work together with our management team, including our chief executive officer and our president and chief financial officer to manage cybersecurity risk.

To date, we have not experienced any cybersecurity threats or incidents that have materially affected our operations, business strategy or financial condition.

Item 2. Properties

The following table lists our principal properties, each of which are leased. We believe that our current facilities are sufficient to support our operations and growth plans and that additional space, if needed, will be available on commercially reasonable terms.

Location	Use	Square footage

Irvine, CA	Corporate headquarters	19,436
Irvine, CA	Design, manufacturing and sales	6,149
Lowell, MA	Design, manufacturing and sales	5,085
Newburyport, MA	Design, manufacturing	2,400

Item 3. Legal Proceedings

On June 16, 2023, the law firm Rutan & Tucker, LLP (“Rutan”) filed a lawsuit in Orange County Superior Court against us to recover approximately $700,000 in legal fees allegedly owed to Rutan by Cosemi, its former client, which fees were incurred in connection with our acquisition of Cosemi in 2021. On January 18, 2024, Rutan filed a First Amended Complaint that also names James Peterson as a defendant, based on his former role at Cosemi. We are vigorously defending this lawsuit. We are unable to predict the final outcome of this matter, but we do not believe that it will have a material impact on our results of operations or financial position.

On July 3, 2024, plaintiff Manuchehr Neshat (“Neshat”) filed a lawsuit against us in Orange County Superior Court. Neshat’s lawsuit alleges a claim for breach of contract relating to principal and accrued interest owed to Neshat under a promissory note, and seeks $1,344,642.96 in damages, interest, attorneys’ fees and costs of suit (“Note Action”). On July 16, 2024, Neshat filed a Demand for Arbitration against us, in which he claimed that we breached the terms of our April 27, 2023 Separation Agreement with him (“Severance Action”). On September 16, 2024, Neshat and 173122 Margin Trust Dated November 6, 2020 (“Neshat Trustee”) filed a lawsuit against us (as well as Fabian Battaglia, Keyvan Samini, and James Peterson) in Orange County Superior Court, alleging claims for breach of contract, breach of contract (third party beneficiary), breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty (“Stock Restriction Action”). On October 11, 2024, all parties to the two lawsuits and one arbitration filed by Neshat/Neshat Trustee (the Note Action, Severance Action, and Stock Restriction Action) settled and fully resolved the three disputes by way of a global Settlement Agreement and Release. This settlement will not have a material impact on our results of operations or financial position as we have recognized a liability for the principal and interest under the promissory note on our consolidated balance sheet as of September 30, 2024 and 2023.

On June 25, 2024, Creditors Adjustment Bureau, Inc. (“CAB”) filed a lawsuit against us in Orange County Superior Court to recover a purported debt of approximately $132,000, which CAB received per assignment from Electro Rent Corporation. On September 24, 2024, default was entered against us. On November 7, 2024, we filed a Motion to Set Aside Entry of Default, which is set for hearing on February 21, 2025. On November 15, 2024, the Court issued a minute order declining to sign CAB’s request for a default judgment. We are vigorously defending this lawsuit. We are unable to predict the final outcome of this matter, but we do not believe that it will have a material impact on our results of operations or financial position.

From time to time, we have been, and may continue to be, subject to various claims, lawsuits and other legal and administrative proceedings that arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty, damages, fines, penalties, non-monetary sanctions or other relief. However, we do not believe any such claims, lawsuits, or proceedings currently pending, individually or in the aggregate, would be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is listed on the Nasdaq Stock Market LLC (“Nasdaq”) and our public warrants (the “Public Warrants”) are listed on the Nasdaq under the symbols “MOBX” and “MOBXW,” respectively.

Our Class B Common Stock is not listed on any market or exchange.

Holders of Common Stock

As of December 6, 2024, there were 33,681,049 shares of our Class A Common Stock outstanding held of record by 277 holders, 2,129,901 shares of our Class B Common Stock outstanding held of record by six holders and Public Warrants to purchase 6,000,000 shares of our Class A Common Stock outstanding held of record by one holder. The number of record holders does not include The Depository Trust Company participants or beneficial owners holding shares or Public Warrants through banks, brokers, other financial institutions or other nominees.

Dividend Policy

We have never paid any cash dividends on our Common Stock. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition from time to time. The payment of any cash dividends will be within the discretion of the Board. Currently we expect that we will retain any earnings for use in our business operations and, accordingly, we do not expect that the Board will declare any dividends in the foreseeable future.

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

The following list sets forth information as to all of our securities sold during the fiscal year ended September 30, 2024 that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K.

Sales of Shares under Confidential Settlement and Release Agreement

On June 4, 2024, we entered into a Confidential Settlement and Release Agreement pursuant to which we issued 24,992 shares of Class A Common Stock to a former employee.

The Class A Shares were issued pursuant to and in accordance with the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Sales of Shares under the Stock Purchase Agreement

Effective August 30, 2024, we entered into a Stock Purchase Agreement with an unaffiliated investor, pursuant to which we sold 376,417 share of our Class A Common Stock and issued the investor a warrant to purchase up to 407,000 shares of our Class A Common Stock. The warrant has an exercise price of $1.18, is immediately exercisable upon issuance, and has a five year term. The gross proceeds in connection with this Stock Purchase Agreement were $192. The shares of our Class A Common Stock, the warrants and the shares of Class A Common Stock issuable thereunder were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements based upon current beliefs that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” section and the Cautionary Note Regarding Forward-Looking Statements as well as the risks and uncertainties set forth in our other SEC filings to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, except numbers of shares and per share amounts.

Overview

Based in Irvine, California, Mobix Labs designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the consumer commercial, industrial, automotive, medical, aerospace, defense and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) 5G communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the commercial, industrial, and defense and aerospace sectors. Our interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. Our True Xero active optical cables (“AOCs”) are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

We were founded with the goal of simplifying the development and maximizing the performance of wireless mmWave 5G products by designing and developing high performance, cost-effective and ultra-compact semiconductor components and solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions in diverse industry sectors, including aerospace, military, defense, medical and HiRel technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of revenue for our products by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

In 2021, we completed the acquisition of substantially all of the assets including intellectual property of Cosemi, an Irvine, California-based global supplier of high-speed connectivity solutions. The acquired products and intellectual property included a broad range of AOCs and optical engines that deliver optimal connectivity to a wide range of applications—including home entertainment, gaming, augmented reality and virtual reality, video conferencing, medical, mobile devices and monitors—and built the foundation for our current connectivity business. We believe the patented cable technology and AOC optical chip solutions from Cosemi along with our innovative wireless semiconductor technologies provide more opportunities in the wireless C-Band and mmWave 5G market as the need for faster, more reliable data transmission becomes ever more apparent, whether it is for the data center, infrastructure, home entertainment or consumer electronics market.

Recent Developments

Private Placement

On July 22, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional accredited investor in connection with a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, on July 24, 2024, we issued an unregistered pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,877,698 unregistered shares of our Class A Common Stock. We also issued unregistered warrants to purchase an aggregate of 5,755,396 shares of our Class A Common Stock (“PIPE Common Warrants”). We received gross proceeds from the Private Placement of $4,000, before payment of fees and expenses to the placement agent of $415.

The Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable upon issuance and will expire when exercised in full. In August 2024, the investor exercised the Pre-Funded Warrant in full, for net cash proceeds to us of $3.

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

In connection with the Private Placement, we paid the placement agent fees and expenses of $415 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of our Class A Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, are exercisable upon stockholder approval and will expire five years thereafter. Moreover, upon any exercise for cash of the PIPE Common Warrants, we are obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of our Common Stock equal to 7.0% of the aggregate number of such shares of our common stock underlying the PIPE Common Warrants.

We also entered into a registration rights agreement and filed with the Securities and Exchange Commission a registration statements to register for resale the shares of Common Stock issuable upon exercise of the PIPE Common Warrants, the Pre-Funded Warrants and the Placement Agent Warrants, which became effective on August 28, 2024.

Acquisition of RaGE Systems Inc.

On May 21, 2024, we completed the previously announced acquisition of RaGE Systems. RaGE Systems designs, develops and manufactures wireless systems solutions, including products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. We believe the acquisition of RaGE Systems expands our expertise in wireless communications and will allow us to deliver solutions that address a wider variety of applications and markets.

Aggregate consideration for the acquisition of RaGE Systems consisted of 3,214,045 shares of our Class A Common Stock (“Class A Common Stock”), having a fair value of $7,682 at the closing date, and $2,000 in cash. We also entered into employment agreements with each of the RaGE Systems stockholders. The RaGE Systems stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Systems business combination agreement also provides the RaGE Systems stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Committed Equity Facility

On March 18, 2024, we entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides us the right, in our sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of our Class A Common Stock (the “Purchase Shares”) (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock will be determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, less a three percent discount. However, the terms of the Securities Purchase Agreement prohibit us from selling shares of our Class A Common Stock in variable rate transactions, which includes sales pursuant to the Purchase Agreement, until the one year anniversary of the date the registration statement relating to the private placement is effective. The amount and timing of the proceeds, if any, that we may receive from future sales of shares of Class A Common Stock pursuant to the Purchase Agreement will depend on a number of factors, including the prohibition contained in the Securities Purchase Agreement, the numbers of shares we may elect to sell, the timing of such sales, the future market price of our Class A Common Stock and our payment of the cash commitment fee. See the notes to our consolidated financial statements for further details. During the year ended September 30, 2024, we sold 36,367 shares to B. Riley under the Purchase Agreement for gross proceeds of $73.

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

As a result of the Merger, we raised gross proceeds of $21,014, including the contribution of $1,264 of cash held in Chavant’s trust account and the $19,750 private investment in public equity (“PIPE”) at $10.00 per share of Chavant’s Class A Common Stock. Our Class A Common Stock and Public Warrants (“Public Warrants”) began trading on Nasdaq under the symbols “MOBX” and “MOBXW,” respectively, on December 22, 2023.

Acquisition of EMI Solutions, Inc.

On December 18, 2023, we completed the acquisition of EMI Solutions when we acquired all of the issued and outstanding common shares of EMI Solutions. EMI Solutions is a manufacturer of interconnect products, including electromagnetic interference filtering products for aerospace, military, defense and medical applications. We believe the acquisition of EMI Solutions complements our existing product offerings, expanded our customer base and allows us to deliver solutions that address a wider variety of applications and markets. Consideration for the acquisition of EMI Solutions consisted of 964,912 shares of Legacy Mobix common stock and $2,200 in cash. We valued the common stock at $8,856, based on the fair value of the Legacy Mobix common stock at the time of the acquisition. Additional details of our accounting for our acquisition of EMI Solutions are included in the notes to our consolidated financial statements included herein.

Financing Activities

During the year ended September 30, 2024, we had additional financing activity, principally consisting of the issuance of promissory notes, convertible notes and Legacy Mobix common stock. See “Liquidity and Capital Resources,” below, and our consolidated financial statements for further details.

Results of Operations

Comparison of the Year Ended September 30, 2024 and 2023

(dollars in thousands)	Year ended September 30,		Change
	2024	2023	$	%

Net revenue	$6,442	$1,224	5,218	426%
Cost of revenue	3,890	1,620	2,270	140%
Gross profit	2,552	(396)	2,948

Operating expenses:
Research and development	5,779	11,044	(5,265)	(48)%
Selling, general and administrative	41,835	24,104	17,731	74%
Impairment of long-lived assets	1,333	—	1,333	nm %
Loss from operations	(46,395)	(35,544)	(10,851)	31%

Interest expense	1,582	3,355	(1,773)	(53)%
Change in fair value of earnout liability	(31,879)	—	(31,879)	nm
Change in fair value of PIPE make-whole liability	(830)	—	(830)	nm
Change in fair value of SAFEs	10	655	(645)	(98)%
Merger-related transaction costs expensed	4,009	—	4,009	nm
Private placement costs	2,894	—	2,894	nm
Other non-operating losses, net	282	—	282	nm
Loss before income taxes	(22,463)	(39,554)	17,091	(43)%
Provision (benefit) for income taxes	(2,429)	67	(2,496)	nm
Net loss and comprehensive loss	$(20,034)	$(39,621)	$19,587	(49)%

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the years ended September 30, 2024 and 2023). Sales and other taxes we collect, if any, are excluded from net revenue. We account for all shipping and handling as fulfillment activities and we recognize shipping revenue and any related costs concurrently with the related product revenues. Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competition, global economic conditions, and other factors.

Our net revenue was $6,442 for the year ended September 30, 2024 compared to $1,224 for the year ended September 30, 2023, an increase of $5,218 or 426%. The increase principally reflects the addition of sales of our interconnect products, which we acquired in our December 2023 acquisition of EMI Solutions, and our wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems.

Cost of Revenue

Cost of revenue includes costs of materials, contract manufacturing services for the assembly, testing and shipping products, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of revenue also includes employee compensation and benefits (including stock-based compensation) of employees engaged in engineering services or the manufacture or sourcing of products, facility costs and depreciation.

Cost of revenue was $3,890 for the year ended September 30, 2024 compared to $1,620 for the year ended September 30, 2023, an increase of $2,270 or 140%. The change principally reflects the addition of sales of our interconnect products and wireless systems solutions as discussed above.

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

Research and development expenses were $5,779 for the year ended September 30, 2024 compared to $11,044 for the year ended September 30, 2023, a decrease of $5,265 or 48%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the headcount reductions and other cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

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

Selling, general and administrative expenses were $41,835 for the year ended September 30, 2024 compared to $24,104 for the year ended September 30, 2023, an increase of $17,731 or 74%. The increase principally reflects higher stock-based compensation expense and increased costs for outside services and insurance. The increase also reflects the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024 and a $2,985 charge for estimated amounts payable under the RaGE Earnout in connection with our acquisition of RaGE Systems.

The increase in stock-based compensation expense principally related to certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Prior to the Merger, we did not recognize any expense for these awards because completion of the Merger and vesting of the awards was not probable. Upon completion of the Merger, we concluded that the vesting of these awards was probable, and during the year ended September 30, 2024 we recognized stock-based compensation expense of $20,634 for the portion of the service period that had elapsed from the grant date of the awards through September 30, 2024. This charge was partly offset by a $2,242 reduction of stock-based compensation expense we recognized in connection with the modification of a portion of these RSUs in connection with a separation of employment. We expect to recognize the remaining $26,868 cost of these awards ratably over the period through their vesting dates, which extend to December 2027.

Impairment of Long-Lived Assets

During the year ended September 30, 2024, as a result of declining sales of AOCs and strategic decisions on investment across our product groups, we tested the related long-lived assets for possible impairment. Based on our test, we concluded that the carrying value of the AOCs asset group exceeded its estimated fair value, and we recorded an impairment charge of $1,333 to write down the carrying value of the long-lived assets (consisting of developed technology and customer relationships). We estimated the fair value of the AOC asset group using a discounted cash flow model.

Interest Expense

Interest expense consists of cash and non-cash interest on our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $1,582 for the year ended September 30, 2024 compared to $3,355 for the year ended September 30, 2023, a decrease of $1,773 or 53%. The decrease principally reflects higher costs during the year ended September 30, 2023 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

Change in Fair Value of Earnout Liability

In connection with the Merger, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options will be entitled to receive an additional aggregate 3,500,000 shares of our Class A Common Stock based on the achievement of trading price targets following the Closing over a seven-year earnout period. We account for the Earnout Shares as liability-classified instruments because the events that determine the number of Earnout Shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock, and we remeasure the earnout liability to its estimated fair value at the end of each reporting period. Additional information relating to the earnout liability can be found in the notes to our consolidated financial statements included herein.

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of September 30, 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $1,680. As a result of the decrease in the liability subsequent to the Closing we recognized a non-cash gain of $31,879 for the year ended September 30, 2024. The decrease in the estimated fair value of the earnout liability was principally due to the decrease in price of our Class A Common Stock between the Closing and September 30, 2024.

The fair value of the earnout liability is based on a number of factors, including changes in the market price of our Class A Common Stock. We have experienced significant fluctuations in the market price of our Class A Common Stock in the period subsequent to the Closing, and may experience significant fluctuations in the future. Such price fluctuations will increase or decrease the value of the earnout liability, and we may be required to recognize losses or gains in our statements of operations and comprehensive loss, the amounts of which may be material.

Change in Fair Value of PIPE Make-Whole Liability

In connection with the Merger, we agreed to issue additional shares of our Class A Common Stock to the holders of 2,454,737 shares of our Class A Common Stock in the event that the volume-weighted average price per share of our Class A Common Stock during a specified period is less than $10.00 per share. In such a case, we would be obligated to issue up to 1,052,030 additional shares of our Class A Common Stock. We accounted for the make-whole shares as liability-classified instruments because the events that determined the number of make-whole shares we were ultimately obligated to issue were not solely indexed to our common stock and we remeasured the PIPE make-whole liability to its estimated fair value at the end of each reporting period. Additional information relating to the PIPE make-whole liability can be found in the notes to our consolidated financial statements included herein.

We estimated the fair value of the PIPE make-whole liability as of the Closing of the Merger at $2,071. In August 2024, we settled the PIPE make-whole liability through the issuance of 1,052,029 shares of our Class A Common Stock having a fair value of $1,241 at the time of settlement. As a result of the change in the fair value of the PIPE make-whole liability subsequent to the Closing, we recognized a non-cash gain of $830 for the year ended September 30, 2024.

Change in Fair Value of SAFEs

We evaluated the SAFEs and concluded that the SAFEs are classified as liabilities in the consolidated balance sheets. We initially recorded the SAFEs at their fair value and remeasured the SAFEs to fair value at each subsequent reporting date. We estimated the fair value of the SAFEs immediately prior to the Merger was $1,522. In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into shares of our Class A Common Stock and the $1,522 fair value of the SAFEs was credited to equity, with no further gain or loss recognized.

For the years ended September 30, 2024 and 2023, we recognized non-cash losses of $10 and $655, respectively, resulting from increases in the fair value of the SAFEs. As of September 30 2024, no SAFEs remain outstanding.

Private Placement Costs

For the year ended September 30, 2024, private placement costs of $2,894 consisted of the excess of the fair value of warrants issued in the Private Placement over the gross proceeds received, the fair value of the Placement Agent Warrants issued and the cash fees paid to the placement agent. We did not recognize any private placement costs during the year ended September 30, 2023.

Other Non-Operating Losses, Net

For the year ended September 30, 2024, other non-operating losses, net of $282 principally consisted of commitment and other fees of $1,577 incurred under the committed equity facility, offset by net non-cash gains of $1,415 resulting from the change in the fair value of liability-classified warrants to purchase shares of our Class A Common Stock. We did not recognize any other non-operating losses, net during the year ended September 30, 2023.

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

For the year ended September 30, 2024, we recognized an income tax benefit of $2,429. In connection with our acquisitions of EMI Solutions and RaGE Systems, we recognized additional deferred tax liabilities of $2,666 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the year ended September 30, 2024 we recognized income tax benefits of $2,432, principally resulting from reductions of the valuation allowance previously recorded against our deferred tax assets.

For the year ended September 30, 2023, we recognized a provision for income taxes of $67. For the year ended September 30, 2023, we did not recognize any tax benefit related to our pretax book loss of $39,554 because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

Liquidity and Capital Resources

Our primary use of cash is to fund operating expenses, working capital requirements, debt service obligations, capital expenditures and other investments.

We have incurred operating losses and negative cash flows as a result of our ongoing investment in product development and other operating expenses we incur. We expect to continue to incur operating losses and negative cash flows from operations associated with research and development expenses, selling, general, and administrative expenses and capital expenditures necessary to expand our operations, product offerings, and customer base with the ultimate goals of growing our business and achieving profitability in the future.

Cash Flows

The following table summarizes our consolidated cash flows for the years ended September 30, 2024 and 2023:

(dollars in thousands)	Year ended September 30,		Change
	2024	2023	$

Net cash used in operating activities	$(18,388)	$(14,626)	$(3,762)
Net cash used in investing activities	(1,108)	(633)	(475)
Net cash provided by financing activities	19,673	15,170	4,503
Net increase (decrease) in cash	177	(89)	$266
Cash, beginning of period	89	178
Cash, end of period	$266	$89

Operating Activities

For the year ended September 30, 2024, net cash used in operating activities was $18,388, which included the impact of our net loss of $20,034 and net non-cash credits of $3,206, partly offset by net decreases in working capital items of $4,852. The net non-cash credits principally consisted of the $31,879 gain on the change in fair value of the earnout liability and a deferred income tax benefit of $2,432, partially offset by stock-based compensation expense of $21,383 for stock options and restricted stock units, $4,009 of Merger related transaction costs expensed, $2,894 of non-cash private placement costs, $2,015 of depreciation and amortization expense and impairment of long-lived assets of $1,333. The net working capital decrease principally consists of an increase in accounts payable, accrued expenses and other liabilities, partly offset by an increase in accounts receivable.

For the year ended September 30, 2023, net cash used in operating activities was $14,626, which included the impact of our net loss of $39,621, partly offset by net non-cash charges of $20,353 and net decreases in working capital items of $4,642. The net non-cash charges principally consisted of the $15,476 of stock-based compensation expense for stock options and restricted stock units, $2,983 of expense for the issuance of warrants in connection with borrowings, a $655 loss on the change in the fair value of the SAFEs and $1,290 of depreciation and amortization expense. The net working capital decrease principally consists of increases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities of $1,108 for the year ended September 30, 2024 consisted of payments for the acquisition EMI Solutions and RaGE, net of acquired cash, and payments of $44 for the acquisition of property and equipment.

Net cash used in investing activities of $633 for the year ended September 30, 2023 consisted of payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2024 of $19,673 consisted of the $21,014 proceeds from the merger and PIPE, $3,529 in proceeds from the issuance of common stock, the $3,585 proceeds from the sale of warrants in the Private Placement, $1,648 in proceeds from issuance of notes payable and convertible notes (including $450 from notes payable—related parties) and proceeds of $229 from the exercise of stock options and warrants. These amounts were partially offset by the payment of merger-related transaction costs of $6,946, principal payments of $3,212 on notes payable (including payments of $1,463 on notes payable—related parties) and the payment of deferred consideration of $174 for the acquisition of a business.

Net cash provided by financing activities for the year ended September 30, 2023 of $15,170 consisted of $13,513 in proceeds from the issuance of common stock, $3,136 in proceeds from the issuance of notes payable and convertible notes (including proceeds of $630 from notes payable—related parties) and $909 in proceeds from the exercise of common stock warrants, partially offset by principal payments on notes payable of $1,455 (including payments of $630 on notes payable—related parties) and the payment of merger-related transaction costs of $933.

Liquidity

As of September 30, 2024, our cash balance was $266 compared to $89 at September 30, 2023. We had a working capital deficit of $20,836 as of September 30, 2024 compared to a working capital deficit of $19,593 at September 30, 2023.

As of September 30, 2024, our debt consists of notes payable with an aggregate principal amount of $598, 7% promissory notes—related parties with an aggregate principal amount of $2,495 and notes payable – related parties with an aggregate principal amount of $330. The notes payable mature at various dates through December 2024 and are unsecured. One of the notes requires weekly payments of $4; the remainder of the notes do not require any principal payments prior to maturity. The 7% promissory notes—related parties reached their maturity date of July 2023 and are currently due.

In October 2024, we and the holder of one of the 7% promissory notes—related parties, having a principal balance of $1,326 as of September 30, 2024, agreed to extend the payment terms. Under the agreement, we are obligated to make monthly payments of varying amounts through September 2025. Also, in November 2024, we and the holder of one note having a principal balance of $200 agreed to convert the outstanding principal and accrued interest into 306,819 shares of our Class A Common Stock.

Our total liabilities as of September 30, 2024 were $33,558 compared to $21,789 as of September 30, 2023. The increase in our total liabilities is principally due to the $1,680 we recognized for the earnout liability, deferred purchase consideration of $2,380 for the acquisitions of EMI Solutions and RaGE Systems, liability-classified warrants of $2,139 and a liability of $2,985 for the RaGE Earnout. The Business Combination Agreement provides that settlement of the earnout liability is through the issuance of shares of our Class A Common Stock; we do not expect to make any cash payments in settlement of the earnout liability.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,788 payable over the next three years, (ii) unpaid commitment and other fees of $1,553 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,380 related to our acquisition of EMI Solutions and RaGE Systems, payable at various dates through June 2025, and (iv) potential payments of up to $8,000 under the RaGE Earnout, payable at various dates through March 2026, as described in the notes to the consolidated financial statements.

Going Concern

We incurred losses from operations of $46,395 and $35,544 for the years ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $104,457. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

While we will seek to raise additional capital, we cannot assure you that we will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue our operations and satisfy our obligations. If we raise funds by issuing equity securities, dilution to our existing stockholders may result. Any equity securities we issue may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in accordance with U.S. GAAP requires that we make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements.

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

Our most critical accounting estimates include the assumptions we use in the determination of the fair value of the earnout liability, the fair value of the PIPE make-whole liability, the fair value of common stock, stock-based compensation, the fair value of liability-classified warrants, the provision for income taxes, the accounting for business combinations and the measurement of definite-lived intangible assets and goodwill.

Fair Value of Earnout Liability

We account for the Earnout Shares as liability-classified instruments because the events that determine the number of shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock. We remeasure the earnout liability to its estimated fair value at the end of each reporting period.

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	September 30, 2024	December 21, 2023 (Closing)

Stock price	$1.06	$10.66
Expected volatility	70%	50%
Risk-free rate	3.6%	3.9%
Contractual term	7.2 years	8 years

Fair Value of PIPE Make-Whole Liability

We account for the make-whole shares as liability-classified instruments because the events that determine the number of make-whole shares we will be obligated to issue are not solely indexed to our common stock and we remeasure the PIPE make-whole liability to its estimated fair value at the end of each reporting period.

We use a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability as of the Closing of the Merger. We valued the shares of our Class A Common Stock that we issued in settlement of the liability based on the quoted market price at the date of issuance.

December 21, 2023 (Closing)

Stock price	$10.17
Expected volatility	49%
Risk-free rate	5.4%
Contractual term	4 months

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

We have also issued warrants to purchase common stock to employees and service providers in exchange for services to us and we determined that those warrants should be accounted for as equity-classified awards. We determined the fair value of these warrants at the date of issuance using the Black- Scholes option pricing model, based on the variables and assumptions discussed above, and recognized the fair value as stock-based compensation expense in our consolidated statements of operations and comprehensive loss.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

Fair Value of Liability-Classified Warrants

In connection with the Merger, the July 2024 Private Placement and other financing transactions, we have issued certain warrants that do not meet the criteria for classification as equity. Consequently, we must account for these warrants as liabilities. At the time of issuance, we measure the fair value of such warrants and recognize a liability on the consolidated balance sheet. We remeasure the warrant liabilities to their estimated fair value as of the end of each reporting period.

We estimate the fair value of the warrant liabilities using the Black-Scholes option-pricing model (as described above under Stock-Based Compensation). Consequently, our accounting for liability-classified warrants requires that we make estimates and judgments about the variables and estimates used in that model. We recognize the change in the fair value of the Private Warrants in “Change in fair value of private warrants” and the change in the fair value of other liability-classified warrants in “Other non-operating losses, net” in our consolidated statements of operations and comprehensive loss.

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

Intangible Assets and Goodwill

We have definite-lived acquisition-related intangible assets consisting of developed technology, customer relationships, tradenames and backlog. We record amortization expense associated with each definite-lived acquisition-related intangible asset based on its estimated useful life. We also review our acquisition-related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes our regular review of our operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the acquisition-related intangible assets.

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

During the years ended September 30, 2024 and 2023 we recorded impairment charges of $1,333 and $0, respectively, to write down the value of acquisition-related intangible assets to their estimated fair values. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

We also have goodwill totaling $16,066 as of September 30, 2024, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but we test goodwill for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We assess all relevant qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

We performed our annual goodwill impairment test and determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. We did not record any goodwill impairment losses for the years ended September 30, 2024 and 2023.

Our impairment tests require the use of judgment, including the identification of, and assignment of assets and liabilities to, asset groups and/or reporting units and the determination of fair values of asset groups or reporting units. We also must make significant assumptions and estimates, including the amount and timing of future cash flows, discount rates, asset fair values and the expected useful lives of the acquisition-related intangible assets. To make these judgments and estimates, we may use internal undiscounted cash flow estimates, quoted market prices (if available) or other available data.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information called for under this item.

Item 8. Financial Statements and Supplementary Data

Mobix Labs, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mobix Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobix Labs, Inc. and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Irvine, California

December 23, 2024

We have served as the Company’s auditor since 2022.

MOBIX LABS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2024	2023
ASSETS
Current assets
Cash	$266	$89
Accounts receivable, net	2,813	53
Inventory	1,725	319
Prepaid expenses and other current assets	467	369
Total current assets	5,271	830

Property and equipment, net	1,177	1,859
Intangible assets, net	15,211	5,287
Goodwill	16,066	5,217
Operating lease right-of-use assets	1,022	1,030
Deferred transaction costs	—	4,125
Other assets	341	400
Total assets	$39,088	$18,748

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,833	$8,995
Accrued expenses and other current liabilities	10,325	4,519
Deferred purchase consideration	2,380	—
Notes payable, current	398	1,286
Notes payable – related parties, current	1,743	3,793
Simple agreements for future equity (“SAFEs”)	—	1,512
Operating lease liabilities, current	428	318
Total current liabilities	26,107	20,423

Notes payable, noncurrent	200	—
Notes payable – related parties, noncurrent	1,082	—
Earnout liability	1,680	—
Deferred tax liability	320	86
Operating lease liabilities, noncurrent	1,024	1,280
Other noncurrent liabilities	3,145	—
Total liabilities	33,558	21,789

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock
Founders Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at September 30, 2024; 600,000 shares authorized, 588,235 shares issued and outstanding at September 30, 2023	—	—
Series A Convertible Preferred Stock, $0.00001 par value, no shares authorized, issued or outstanding at September 30, 2024; 2,000,000 shares authorized, 1,666,666 shares issued and outstanding at September 30, 2023; liquidation preference of $2,300 at September 30, 2023	—	2,300

Stockholders’ equity (deficit)
Legacy Mobix common stock, $0.00001 par value, no shares authorized, issued or outstanding at September 30, 2024; 57,400,000 shares authorized, 16,692,175 issued and outstanding at September 30, 2023	—	—
Class A Common Stock, $0.00001 par value, 285,000,000 shares authorized; 32,824,230 and no shares issued and outstanding at September 30, 2024 and 2023, respectively	—	—
Class B Common Stock, $0.00001 par value, 5,000,000 shares authorized; 2,129,901 and no shares issued and outstanding at September 30, 2024 and 2023, respectively	—	—
Additional paid-in capital	109,987	78,421
Accumulated deficit	(104,457)	(83,762)
Total stockholders’ equity (deficit)	5,530	(5,341)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$39,088	$18,748

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year ended September 30,
	2024	2023

Net revenue	$6,442	$1,224
Cost of revenue	3,890	1,620
Gross profit	2,552	(396)

Operating expenses:
Research and development	5,779	11,044
Selling, general and administrative	41,835	24,104
Impairment of long-lived assets	1,333	—
Loss from operations	(46,395)	(35,544)

Interest expense	1,582	3,355
Change in fair value of earnout liability	(31,879)	—
Change in fair value of PIPE make-whole liability	(830)	—
Change in fair value of SAFEs	10	655
Merger-related transaction costs expensed	4,009	—
Private placement costs	2,894	—
Other non-operating losses, net	282	—
Loss before income taxes	(22,463)	(39,554)
Provision (benefit) for income taxes	(2,429)	67
Net loss and comprehensive loss	(20,034)	(39,621)
Deemed dividend from warrant price adjustment	661	—
Net loss available to common stockholders	$(20,695)	$(39,621)

Net loss per share of Class A and Class B Common Stock:
Basic	$(0.73)	$(2.71)
Diluted	$(0.75)	$(2.71)
Weighted-average common shares outstanding:
Basic	28,419,593	14,612,600
Diluted	29,483,021	14,612,600

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2022	588,235	$—	1,666,666	$2,300	—	$—	11,868,397	$—	—	$—	—	$—	$34,722	$(44,141)	$(9,419)
Issuance of common stock	—	—	—	—	—	—	1,958,312	—	—	—	—	—	13,396	—	13,396
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	1,218,461	—	—	—	—	—	909	—	909
Issuance of common stock in settlement of loss contingency	—	—	—	—	—	—	1,233,108	—	—	—	—	—	8,434	—	8,434
Issuance of common stock to service providers	—	—	—	—	—	—	55,091	—	—	—	—	—	377	—	377
Conversion of notes to common stock	—	—	—	—	—	—	187,971	—	—	—	—	—	943	—	943
Conversion of SAFEs to common stock	—	—	—	—	—	—	170,835	—	—	—	—	—	1,126	—	1,126
Issuance of warrants to service providers	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	3,028	—	3,028
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	15,476		15,476
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,621)	(39,621)
Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	437,830	—		—	3,607	—	3,607
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,083)	—	(16,083)
Issuance of common stock for acquisition of RaGE Systems, Inc.	—	—	—	—	—	—	—	—	3,214,045	—	—	—	7,682	—	7,682
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	515	—	515
Issuance of placement agent warrants	—	—	—	—	—	—	—	—	—	—	—	—	82	—	82
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,521,643	—	—	—	225	—	225
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	3,410,359	—	—	—	3,397	—	3,397
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	161,486	—	—	—	—	—	—
Issuance of PIPE make-whole shares	—	—	—	—	—	—	—	—	1,052,029	—	—	—	1,241	—	1,241
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	125,000		(125,000)	—	—	—	—
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	21,383	—	21,383
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,034)	(20,034)
Balance at September 30, 2024	—	—	—	—	—	—	—	$—	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2024	2023
Operating activities
Net loss	$(20,034)	$(39,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	472	449
Amortization of intangible assets	1,543	841
Impairment of long-lived assets	1,333	—
Issuance of warrants in connection with notes payable, charged to interest expense	1,023	2,983
Change in fair value of earnout liability	(31,879)	—
Change in fair value of PIPE make-whole liability	(830)	—
Change in fair value of SAFEs	10	655
Merger-related transaction costs expensed	4,009	—
Private placement costs	2,894	—
Stock-based compensation	21,383	15,476
Deferred income taxes	(2,432)	66
Other non-cash items	(732)	(117)
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(1,817)	385
Inventory	(105)	251
Prepaid expenses and other current assets	(86)	298
Other assets	146	—
Accounts payable	3,862	1,390
Accrued expenses and other current liabilities	2,852	2,318
Net cash used in operating activities	(18,388)	(14,626)

Investing activities
Acquisition of property and equipment	(44)	—
Acquisitions of businesses, net of cash acquired	(1,064)	(633)
Net cash used in investing activities	(1,108)	(633)

Financing activities
Proceeds from issuance of common stock	3,529	13,513
Proceeds from issuance of common stock warrants	3,585	—
Proceeds from exercise of stock options	225	—
Proceeds from exercise of common stock warrants	4	909
Proceeds from issuance of notes payable	998	2,156
Proceeds from issuance of notes payable – related parties	450	730
Proceeds from issuance of convertible notes	200	250
Deferred consideration paid for acquisition of business	(174)	—
Principal payments on notes payable	(1,749)	(825)
Principal payments on notes payable – related parties	(1,463)	(630)
Proceeds from the Merger and PIPE	21,014	—
Merger-related transaction costs paid	(6,946)	(933)
Net cash provided by financing activities	19,673	15,170

Net increase (decrease) in cash	177	(89)
Cash, beginning of period	89	178
Cash, end of period	$266	$89

Supplemental cash flow information
Cash paid for interest	$521	$58
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Unpaid Merger-related transaction costs	$1,423	$3,192
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	8,856	—
Class A common stock issued for acquisition of RaGE Systems, Inc.	7,682
Unpaid purchase consideration for acquisitions of businesses	2,174	—
Conversion of notes to common stock	—	943
Conversion of SAFEs to common stock	1,522	1,126
Deemed dividend from warrant price adjustment	661	—
Issuance of warrants in connection with notes payable, recorded as debt discount	183	790
Issuance of common stock to service providers	—	387

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies used in the consumer commercial, industrial, automotive, medical, aerospace, defense and other markets. The Company’s wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) 5G communications, mmWave imaging, software defined radio and custom RF integrated circuits targeting the commercial, industrial, and defense and aerospace sectors. The Company’s interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and currently used in aerospace, military, defense and medical applications. The Company’s True Xero active optical cables (“AOCs”) are designed to meet customer needs for high-quality active optical cable solutions at an affordable price. These technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

Throughout the notes to the consolidated financial statements, unless otherwise noted or otherwise suggested by context, the “Company” refers to Legacy Mobix prior to the consummation of the Merger, and to the Company after the consummation of the Merger.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, as a result of its ongoing investment in product development and other operating expenses. For the years ended September 30, 2024 and 2023, the Company incurred losses from operations of $46,395 and $35,544, respectively, and as of September 30, 2024, the Company had an accumulated deficit of $104,457. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

While the Company will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

If the Company is unable to obtain additional financing, or if such transactions are successfully completed but do not provide adequate financing, the Company may be required to reduce its operating expenditures, which could adversely affect its business prospects, or the Company may be unable to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of net revenue and expenses for the periods covered and certain amounts disclosed in the notes to the consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	valuation of stock-based compensation and equity-based awards;
●	valuation of common stock for periods prior to the Merger;

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

●	impairment assessments of goodwill and long-lived assets;
●	measurement of liabilities carried at fair value, including the earnout liability, the PIPE make-whole liability and liability-classified warrants;
●	purchase price allocations and valuations of net assets acquired in business combinations; and,
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Cash

As of September 30, 2024 and 2023, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 or 2023. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of September 30, 2024 and 2023 and bad debt expense for the years ended September 30, 2024 and 2023 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of sales and is a permanent reduction of the carrying value of inventory. The reserve for excess and obsolete inventory as of September 30, 2024 and 2023 and write-downs of obsolete inventory for the years ended September 30, 2024 and 2023 were not material.

Property and equipment, net

The Company’s property and equipment primarily consists of laboratory equipment, computer hardware, equipment, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost less accumulated depreciation and any accumulated impairment losses. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Major improvements are capitalized, while routine maintenance and repairs which do not significantly improve or extend the useful life of an asset are expensed when incurred. Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss.

Intangible Assets, net

The Company’s intangible assets principally consist of acquired developed technology and customer relationships and have finite lives ranging from one to fifteen years. The Company amortizes intangible assets over their useful lives on a straight-line basis, which the Company believes approximates the pattern in which the economic benefits of the intangible assets are expected to be utilized. To the extent that an acquired developed technology is incorporated in, or used to produce, a product the Company currently produces and sells, the related amortization expense is included in cost of revenue in the consolidated statements of operations and comprehensive loss. Amortization expense on other acquisition-related intangible assets is included in operating expenses.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company recognized impairment losses on long-lived assets of $1,333 and $0, respectively, for the years ended September 30, 2024 and 2023. See Note 7, Intangible Assets, net.

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

Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. The Company performed its annual qualitative impairment test and determined it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. The Company did not record any goodwill impairment losses for the years ended September 30, 2024 and 2023.

Deferred Transaction Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to a planned equity financing, including the Merger, until such financing is consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred transaction costs would be immediately written off to operating expenses.

Business Combinations

The Company allocates the purchase price of an acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over the fair values of the net assets acquired is recorded as goodwill.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

The Company’s non-financial assets, including property and equipment, intangible assets and goodwill, are measured at estimated fair value on a nonrecurring basis. These assets are adjusted to fair value only when an impairment is recognized, or in the event an asset is held for sale.

Simple Agreements for Future Equity (SAFEs)

In 2022, the Company issued SAFEs to certain investors. The SAFEs provided for automatic conversion into shares of the Company’s common stock or preferred stock upon the occurrence of certain events. The number of shares issuable upon conversion was dependent upon a number of factors, including the prices at which the Company may subsequently sell its equity, the Company’s capitalization and the occurrence of certain events. The SAFEs also required cash settlement by the Company in certain circumstances, such as in the event of a liquidation or dissolution of the Company. The Company performed an assessment of the specific terms of the SAFEs under the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and concluded that the SAFEs be classified as liabilities in the consolidated balance sheets. The Company initially recorded the SAFEs at their fair value and remeasured the SAFEs to fair value at each reporting date. During the years ended September 30, 2024 and 2023 all of the SAFEs were converted into shares of the Company’s common stock and as of September 30, 2024 no SAFEs remain outstanding.

The Company estimated the fair value of the SAFEs using a probability weighted expected return method (“PWERM”). The PWERM is a scenario-based analysis that estimates the value of the SAFEs based on the probability weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company. The Company classified the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Fair Value of Common Stock

Prior to the Closing, there was no public market for the Company’s common stock, and the Company determined the fair value of shares of its common stock considering a number of objective and subjective factors, including: third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common stock to outside investors in arms-length transactions, the Company’s forecasted financial performance, operational developments and milestones, the lack of marketability of the underlying common stock, the likelihood of achieving a liquidity event, and the general and industry specific economic outlook, among other factors. The fair value of the Company’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Subsequent to the Closing, the Company determines the fair value of shares of its common stock by reference to quoted market prices.

Classification of Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented using the two-class method required for participating securities. Under the two-class method, net loss is attributed to the Class A and Class B common stock and other participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. For a period in which the Company reports a net loss, diluted net loss per share is similar to basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is antidilutive. See Note 10, Net Loss Per Share.

Stock-Based Compensation

The Company estimates the fair value of stock option awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of each stock option award is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years. The Company has elected to account for forfeitures as they occur and initially records stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, the Company reverses any previously recognized stock-based compensation expense in the period the award is forfeited.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

●	the per share fair value of the underlying common stock;
●	the exercise price;
●	the risk-free interest rate;
●	the expected term;
●	expected stock price volatility over the expected term; and,
●	the expected annual dividend yield.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The expected term represents the period over which the stock-based award is expected to remain outstanding and is estimated based on historical experience of similar awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Because there is a limited trading history for the Class A Common Stock, the Company estimates expected stock price volatility based on the historical volatility of the stock prices of similar publicly traded peer companies. The Company estimates the expected annual dividend yield will be zero because the Company does not currently expect to declare dividends on its common stock.

Stock-based compensation awards also include restricted stock units (“RSUs”). RSUs entitle the holder to receive a number of shares of the Company’s Class A common stock, generally subject to service-based vesting conditions and, in some cases, other conditions. The Company establishes the fair value of each RSU based on the grant date fair value of the underlying shares of its Class A common stock. The Company recognizes stock-based compensation expense for RSUs over the requisite service period, as applicable, or upon determination that the satisfaction of performance-based criteria is probable.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on an aggregate basis. Accordingly, the Company has determined that it operates in a single operating segment and, therefore, one reportable segment.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the years ended September 30, 2024 and 2023.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the years ended September 30, 2024 and 2023. The Company does not have material variable consideration, and the Company’s revenue arrangements do not contain significant financing components. Payment terms are principally net 30 days to net 45 days.

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

There were no contract assets recorded on the consolidated balance sheets as of September 30, 2024 or 2023. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Cost of Revenue

Cost of revenue includes costs of materials, contract manufacturing services, including costs associated with the assembly, testing and shipping of products, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of revenue also includes employee compensation and benefits (including stock-based compensation) of employees engaged in engineering services or the manufacture or sourcing of products, facility costs and depreciation.

Advertising Expense

Advertising costs include spending for items such as marketing and promotional items, trade shows, sponsorships, and other programs. The Company expenses advertising costs as incurred. Advertising expenses were $91 and $175 for the years ended September 30, 2024 and 2023, respectively.

Research and Development Expense

Research and development expenses consist of costs incurred to perform product design and development activities, including employee compensation and benefits (including stock-based compensation), outside services, design tools, supplies, facility costs, depreciation and amortization of acquired developed technology. The Company expenses all research and development costs as incurred.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of employee compensation and benefits (including stock-based compensation) of executive and administrative staff including human resources, accounting, information technology, sales and marketing, outside professional and legal fees, insurance, advertising and promotional programs, travel and entertainment, and facility costs.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period the new laws are enacted. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. Then the Company measures the tax benefits recognized in the financial statements from such positions based on the largest amount that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Subsequent changes in recognition or measurement are reflected in the period in which the change in judgment occurs based on new information not previously available.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”), which provides guidance on measurement of credit losses on financial instruments. This ASU adds a current expected credit loss impairment model to GAAP that is based on expected losses rather than incurred losses whereby a broader range of reasonable and supportable information is required to be utilized in order to derive credit loss estimates. The Company adopted this guidance on a modified retrospective basis on October 1, 2023, with no material impact to the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The ASU is effective for the Company’s fiscal year beginning October 1, 2027, and for interim periods within the Company’s fiscal year beginning October 1, 2028, with early adoption permitted. The Company is currently evaluating the ASU to determine the impact it will have on the Company’s financial statements and related disclosures.

Note 3 — Reverse Recapitalization

As discussed in Note 1, Company Information, the Closing of the Merger occurred on December 21, 2023. In the Merger, as provided for in the Business Combination Agreement:

●	All of Legacy Mobix’s 18,139,258 issued and outstanding shares of common stock were cancelled and converted into the same number of shares of the Company’s Class A Common Stock;
●	All of Legacy Mobix’s Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock, totaling 2,254,901 shares, was converted into the same number of shares of the Company’s Class B Common Stock;

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

●	All of Legacy Mobix’s convertible notes were converted into shares of Legacy Mobix common stock immediately prior to Closing and pursuant to their terms, totaling 30,045 shares, which were then cancelled and converted into the same number of shares of the Company’s Class A Common Stock;
●	All of Legacy Mobix’s SAFEs were converted into 150,953 shares of the Company’s Class A Common Stock;
●	All of Legacy Mobix’s stock options and warrants were assumed by the Company and converted into the same number of stock options or warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices, vesting conditions or other terms; and
●	All of Legacy Mobix’s RSUs were assumed by the Company and converted into RSUs covering the same number of shares of the Company’s Class A Common Stock.

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;
●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;
●	The Company entered into a non-redemption agreement with a stockholder, as described below;
●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;
●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 17, Warrants;
●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 18, Equity Incentive Plans;
●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and
●	The Company entered into indemnification agreements with each of its directors and officers.

PIPE Subscription Agreements

In connection with the Merger, Chavant entered into the PIPE Subscription Agreements with certain accredited investors and pursuant to which the investors agreed to purchase an aggregate of 1,975,000 shares of Class A Common Stock of Chavant at a price of $10.00 per share for an aggregate amount of $19,750 in cash. Subsequent to the Closing, the number of shares purchased by the PIPE investors was adjusted through the issuance of additional shares of Class A Common Stock. See “Make-Whole Shares,” below.

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares are exercisable upon obtaining stockholder approval, which the Company expects to obtain in 2025.

Sponsor PIPE Subscription Agreements, Sponsor Warrant and Sponsor Letter Agreement

On December 19, 2023, Chavant entered into the Sponsor PIPE Subscription Agreement with the Sponsor pursuant to which the Sponsor agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 199,737 shares of Class A Common Stock at a price of $10.00 per share. The aggregate purchase price of $1,997 was paid through the forgiveness of certain obligations of Chavant. Subsequent to the Closing, the number of shares purchased by the Sponsor was adjusted through the issuance of additional shares of Class A Common Stock. See “Make-Whole Shares,” below.

In connection with the execution of the Sponsor PIPE Subscription Agreement, Legacy Mobix issued to the Sponsor a warrant to purchase 272,454 shares of Legacy Mobix common stock at an exercise price of $0.01 per share, exercisable upon the closing of the Sponsor PIPE Subscription Agreement (the “Sponsor Warrant”). The Sponsor Warrant was exercised at the closing of the Sponsor PIPE Subscription Agreement and, following net settlement into 272,182 shares of Legacy Mobix common stock, converted into 272,182 shares of Class A Common Stock of the Company in connection with the Closing.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

Amendment to Business Combination Marketing Agreement

On December 21, 2023, Chavant entered into an amendment to the Business Combination Marketing Agreement, dated as of July 19, 2021 between Chavant and certain advisors wherein the parties agreed to resolve their differences with respect to marketing fees contemplated by the agreement and the advisors agreed to receive, in lieu of any cash payment of fees or reimbursement of expenses, an aggregate of 280,000 shares of Class A Common Stock. Subsequent to the Closing, the number of shares the advisors received was adjusted through the issuance of additional shares of Class A Common Stock. See “Make-Whole Shares,” below.

Earnout Shares

In addition to the consideration paid at Closing, certain Legacy Mobix stockholders and certain holders of Legacy Mobix stock options (the “Earnout Recipients”) will be entitled to receive an additional aggregate 3,500,000 shares of Class A Common Stock issuable as earnout shares (the “Earnout Shares”) based on the achievement of trading price targets following the Closing and subject to the terms provided in the Business Combination Agreement. The Earnout Shares have a seven-year “Earnout Period,” commencing on the date that is the one year anniversary of the Closing, pursuant to which up to 1,750,000 shares of Class A Common Stock will be distributed to the Earnout Recipients if the volume-weighted average price (“VWAP”) of the Class A Common Stock exceeds $12.50 for any twenty trading days within a period of thirty consecutive trading days during the Earnout Period and an additional 1,750,000 shares of Class A Common Stock will be distributed to the Earnout Recipients if the VWAP of the Class A Common Stock exceeds $15.00 for any twenty trading days within a period of thirty consecutive trading days during the Earnout Period.

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of September 30, 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,680. As a result of the decrease in the fair value of the liability, which is primarily the result of a decrease in the Company’s stock price between the Closing and September 30, 2024, the Company recognized a non-cash gain of $31,879 for the year ended September 30, 2024, which is included in “Change in fair value of earnout liability” in the consolidated statements of operations and comprehensive loss.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Make-Whole Shares

Pursuant to the PIPE Subscription Agreements, the Sponsor PIPE Subscription Agreement and the Amendment to Business Combination Marketing Agreement described above, Chavant agreed to issue additional shares of its Class A Common Stock (the “Make-Whole Shares”) to the PIPE Investors, the Sponsor and certain advisors with respect to 2,454,737 shares of the Company’s Class A Common Stock in the event that the VWAP per share of the Class A Common Stock during a specified period (the “Adjustment Period VWAP”) is less than $10.00 per share. In such case, the PIPE Investors were entitled to receive a number of Make-Whole Shares equal to the number of shares of Class A Common Stock issued to the PIPE Investor multiplied by a fraction, the numerator of which is $10.00 minus the Adjustment Period VWAP and the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $7.00, the Adjustment Period VWAP was deemed to be $7.00. The adjustment period ended on August 30, 2024. The Company issued 1,052,029 shares of its Class A Common Stock to the PIPE Investors, the Sponsor and certain advisors in settlement of the liability for the Make-Whole Shares.

The Make-Whole Shares were accounted for as liability-classified instruments because the events that determine the number of Make-Whole Shares issuable include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. The fair value of the 1,052,029 shares of Class A Common Stock issued in settlement of the liability for the Make-Whole Shares was $1,241. As a result of the decrease in the fair value of the liability, the Company recorded a non-cash gain of $830 for the year ended September 30, 2024, which is included in “Change in fair value of PIPE make-whole liability” in the consolidated statements of operations and comprehensive loss.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following tables reconcile elements of the Merger to the Company’s consolidated financial statements, and should be read in conjunction with the footnotes referenced above:

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

Liability-classified instruments at closing:
Fair value of earnout liability	(33,559)
Fair value of PIPE make-whole liability	(2,071)
Fair value of Private Warrants	(150)
Net equity impact of the Merger	$(16,182)

Subsequent to the Closing, the Company paid $982 of the Merger-related transaction costs and negotiated a $99 reduction of the unpaid transaction costs.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 4 — Acquisitions

RaGE Systems, Inc.

On May 21, 2024, the Company completed the acquisition of RaGE Systems when the Company acquired all of the issued and outstanding common shares of RaGE Systems pursuant to a business combination agreement (the “RaGE Business Combination Agreement”). RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. The Company believes the acquisition of RaGE Systems expands its expertise in wireless communications and will allow it to deliver solutions that address a wider variety of applications and markets.

Aggregate consideration for the acquisition was $9,518, consisting of 3,214,045 shares of the Company’s Class A Common Stock having a fair value of $7,682 and $2,000 in cash, of which $200 was payable on the closing date; $1,000 payable on November 15, 2024 and $800 payable on April 15, 2025. The Company also entered into employment agreements with each of the RaGE stockholders. The RaGE Business Combination Agreement also provides the RaGE stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

The Company accounted for the acquisition of RaGE systems as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the preliminary allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, of which the valuation of intangible assets is subject to finalization:

Purchase consideration:
Common stock issued to seller	$7,682
Cash consideration (at present value)	1,836
$9,518
Allocation:
Cash	$420
Accounts receivable	558
Inventory	1,146
Other current assets	5
Property and equipment	275
Operating lease right-of-use asset	192
Intangible asset—customer relationships	7,400
Intangible asset—developed technology	300
Intangible asset—trade name	200
Goodwill	4,008
Other assets	57
Accounts payable	(1,647)
Accrued expenses	(1,622)
Operating lease liability	(192)
Deferred tax liability	(1,582)
$9,518

The Company estimated the useful lives of the customer relationships, developed technology and trade name intangible assets are twelve years, seven years, and two and one-half years, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earnout payments of up to $8,000 (the “RaGE Earnout”), payable one-half in cash and one-half in shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company. Because the RaGE Earnout is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of September 30, 2024, the Company estimated the amount of the payments it expects to make under the RaGE Earnout, based upon its expectation of the level of achievement of the financial targets over the measurement period, and for the year ended September 30, 2024 the Company recognized expense of $2,985, which is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

The operating results of RaGE Systems are included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net income of RaGE Systems included in the Company’s consolidated statement of operations and comprehensive loss for the year ended September 30, 2024 were $2,739 and $201, respectively.

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

Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and subsequently paid an additional $1,348 during the year ended September 30, 2024. The remaining $697 cash portion of the consideration is payable in quarterly installments of $174 through June 2025.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the amount of the aggregate purchase consideration and the allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values:

Purchase consideration:
Contingently redeemable common stock issued to seller	$8,856
Cash consideration (at present value)	2,041
$10,897
Allocation:
Cash	$45
Accounts receivable	387
Inventory	155
Other current assets	7
Property and equipment	107
Other assets	30
Intangible asset—customer relationships	4,500
Intangible asset—backlog	300
Intangible asset—trade name	100
Goodwill	6,841
Accounts payable	(228)
Accrued expenses	(263)
Deferred tax liability	(1,084)
$10,897

The Company estimated the useful lives of the customer relationships, trade names and backlog intangible assets are fifteen years, two years and one year, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

The operating results of EMI Solutions are included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net loss of EMI Solutions included in the Company’s consolidated statement of operations and comprehensive loss for the year ended September 30, 2024 were $2,774 and $(887), respectively.

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

	Year ended September 30,
	2024	2023

Net revenue	$10,268	$8,802
Net loss	(21,436)	(40,558)

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 5 — Inventory

Inventory consists of the following:

	September 30,
	2024	2023

Raw materials	$1,550	$265
Finished goods	175	54
Total inventory	$1,725	$319

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life	September 30,
	(years)	2024	2023

Equipment and furniture	5 - 7	$948	$858
Laboratory equipment	5	687	601
Leasehold improvements	Shorter of estimated useful life or remaining lease term	891	850
Construction in progress		—	584
Property and equipment, gross		2,526	2,893
Less: Accumulated depreciation		(1,349)	(1,034)
Property and equipment, net		$1,177	$1,859

Depreciation expense for the years ended September 30, 2024 and 2023 was $472 and $449, respectively.

During the year ended September 30, 2024, the Company wrote off certain tooling having a carrying value of $584 which management determined it would not use in production. The charge is included in “Research and development” in the consolidated statements of operations and comprehensive loss.

Note 7 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	September 30, 2024			September 30, 2023
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,216)	$3,473	$7,289	$(2,238)	$5,051
Customer relationships	12 – 15	11,900	(458)	11,442	300	(64)	236
Trade names	2 – 2.5	300	(68)	232	—	—	—
Backlog	1	300	(236)	64	—	—	—
		$18,189	$(2,978)	$15,211	$7,589	$(2,302)	$5,287

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The Company recorded amortization expense related to intangible assets of $1,543 and $841 during the years ended September 30, 2024 and 2023, respectively. The weighted-average remaining lives of intangible assets as of September 30, 2024 were developed technology 6.0 years; customer relationships 12.6 years; trade names 1.9 years; and backlog three months.

During the year ended September 30, 2024, as a result of declining sales of AOCs and strategic decisions on investment across the Company’s product groups, the Company tested the related long-lived assets for possible impairment. Based on this test, the Company concluded that the carrying value of the AOCs asset group exceeded its estimated fair value, and the Company recorded an impairment charge of $1,333 to write down the carrying value of the long-lived assets (consisting of developed technology and customer relationships). The Company estimated the fair value of the AOCs asset group using a discounted cash flow model.

Estimated future amortization expense for intangible assets by fiscal year as of September 30, 2024 is as follows:

Years ending September 30,

2025	$1,693
2026	1,589
2027	1,510
2028	1,498
2029	1,498
Thereafter	7,423
Total	$15,211

Note 8 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the year ended September 30, 2024. There were no changes in the carrying amount of goodwill during the year ended September 30, 2023.

Balance at September 30, 2023	$5,217
Acquisition of EMI Solutions	6,841
Acquisition of RaGE Systems	4,008
Balance at September 30, 2024	$16,066

The Company performed its annual goodwill assessment as of July 31, 2024 and 2023. The Company assessed all relevant qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying amount, and that a quantitative goodwill impairment test was not necessary. The Company recorded no impairment charges on goodwill for the years ended September 30, 2024 and 2023.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,
	2024	2023

Accrued compensation and benefits	$1,770	$2,841
Accrued professional fees	340	273
Accrued interest	177	304
Deferred revenue	1,076	138
Committed equity facility fees	1,553	—
Unpaid Merger-related transaction costs	1,090	—
RaGE Earnout	2,098	—
Other	2,221	963
Total accrued expenses and other current liabilities	$10,325	$4,519

Note 10 — Net Loss Per Share

The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSUs and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net loss per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net loss per share of Class B Common Stock does not assume the conversion of those shares.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

	Year ended September 30,
	2024		2023
	Class A	Class B	Common Stock
Basic net loss per share of Class A and Class B Common Stock:
Numerator:
Allocation of net loss	$(18,452)	$(1,582)	$(39,621)
Deemed dividend from warrant price adjustment	(609)	(52)	—
Net loss available to common stockholders	$(19,061)	$(1,634)	$(39,621)
Denominator:
Weighted-average shares outstanding	26,175,279	2,244,314	14,612,600
Basic net loss per share of Class A and Class B Common Stock	$(0.73)	$(0.73)	$(2.71)

Diluted net loss per share of Class A and Class B Common Stock:
Numerator:
Net loss available to common stockholders	$(19,061)	$(1,634)	$(39,621)
Change in fair value of PIPE make-whole liability	(764)	(66)	—
Change in fair value of liability-classified warrants	(634)	(54)	—
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(1,754)	—	—
Reallocation of net loss	—	63	—
Allocation of net loss	$(22,213)	$(1,691)	$(39,621)

Denominator:
Number of shares used in basic earnings per share calculation	26,175,279	2,244,314	14,612,600
Shares issuable in satisfaction of PIPE make-whole liability	727,223	—	—
Shares issuable under liability-classified warrants	336,205	—	—
Conversion of Class B to Class A Common Stock	2,244,314	—	—
Number of shares used in per share computation	29,483,021	2,244,314	14,612,600
Diluted net loss per share of Class A and Class B Common Stock	$(0.75)	$(0.75)	$(2.71)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, PIPE Common Warrants, Placement Agent Warrants, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares and shares issuable under the Rage Earnout were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is, in each case, based on a contingency which had not been met, and the contingency was not resolved, during the periods presented herein. The potential shares of Class A Common Stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect were as follows:

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

	Year ended September 30,
	2024	2023

Public Warrants and Private Warrants	9,000,000	—
PIPE Common Warrants and Placement Agent Warrants	5,956,835	—
Earnout Shares	3,500,000	—
Shares issuable under Rage Earnout	1,285,618	—
RSUs	4,463,253	209,494
Stock options	2,740,846	5,905,684
Convertible preferred stock (on an as-converted basis)	—	2,254,901
Common stock warrants	1,561,945	700,388
	28,508,497	9,070,467

Note 11 — Debt

Debt consists of the following:

	September 30,
	2024	2023

Notes payable	$598	$1,286
7% promissory notes – related parties	2,495	3,349
Notes payable – related parties	330	444
SAFEs	—	1,512
Total debt	3,423	6,591
Less: Amounts classified as current	(2,141)	(6,591)
Noncurrent portion	$1,282	$—

Notes Payable

During the year ended September 30, 2024, the Company entered into six promissory notes having an aggregate principal amount of $1,069 with unrelated investors to meet its working capital needs. Net proceeds from the issuance of the notes were $998. Five of the notes bear interest at rates ranging from 6% to 76% per annum; the remaining note was issued at a discount and bears no interest. The notes mature at various dates through December 2024 and are unsecured. One note required weekly payments of $4.

During the years ended September 30, 2024 and 2023 the Company made principal payments of $1,749 and $825, respectively, on notes payable. In November 2024, the Company and the holder of one note having a principal balance of $200 agreed to convert the outstanding principal and accrued interest into 306,819 shares of Class A Common Stock. As of September 30, 2024, this note is included in “Notes payable, noncurrent” in the consolidated balance sheet. As of September 30, 2024, three promissory notes payable having a remaining principal balance of $451 were outstanding and are included in “Notes payable, current” at a carrying amount of $398 (net of unamortized discount of $53) in the consolidated balance sheet. Subsequent to September 30, 2024, the Company repaid one note having a principal balance of $26 and two notes remain outstanding.

During the year ended September 30, 2023, the Company entered into eight promissory notes payable having an aggregate principal amount of $2,156 with unrelated investors. Four notes bear interest at rates ranging from 6% to 8% per annum, while the remaining notes bear no interest. The notes matured at various dates from January 2023 to March 2024, are unsecured and did not require any principal payments prior to maturity.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In connection with the issuance of certain notes, the Company issued the purchasers immediately exercisable warrants to purchase shares of its common stock as follows:

	2024	2023
Number of warrants issued with notes payable	201,965	239,464
Exercise prices per share	$0.01—$2.00	$0.01—$3.00
Contractual terms	1 – 2 years	1 – 12 months
Debt proceeds allocated to warrants	$155	$790

The Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC 815. The Company accounted for each of the warrants as detachable warrants at their fair value, using the relative fair value method. The portion of the proceeds allocated to the warrants was recorded as an increase to additional paid-in capital and as a discount to notes payable on the consolidated balance sheets. The Company is amortizing the discount over the term of the related notes using the effective interest method. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model with the following assumptions:

	2024	2023
Expected volatility	55.0—55.6%	52.7—54.1%
Expected dividend yield	0%	0%
Risk-free interest rate	4.7—5.3%	3.6—5.5%
Expected term (years)	1 – 2 years	1 – 12 months

Two notes issued in September 2023, having an aggregate principal amount of $825, also provided that in the event the Company fails to pay the principal amount on the respective maturity dates, the Company must issue the purchasers as additional consideration warrants to purchase additional shares of its common stock for each seven-day period thereafter until such time as the principal is repaid in full. Because the Company repaid the principal of both notes in full after their respective maturity dates, the Company was required to issue the purchasers additional warrants to purchase an aggregate of 385,000 shares of its common stock. The Company evaluated the additional warrants and determined that they met all the requirements for equity classification under ASC 815. The aggregate fair value of the additional warrants of $2,238 is included in interest expense in the statement of operations and comprehensive loss for the year ended September 30, 2023. The Company valued each of the warrants at the time of issuance using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 52.7% to 54.1%; no expected dividend yield; risk-free interest rate of 3.6% to 5.4%; and a contractual term of six to twelve months.

One note issued in September 2023, having a principal amount of $531, provided that in the event the Company failed to pay the principal amount by its October 5, 2023 maturity date, the Company must issue the purchaser as additional consideration a warrant to purchase 28,000 shares of its common stock for the first calendar month, and warrants to purchase an additional 25,000 shares of common stock for each successive calendar month during which the note remained unpaid. The Company repaid this note in January 2024 and during the year ended September 30, 2024 the Company issued the purchaser warrants to purchase an aggregate of 103,000 shares of its Class A Common Stock.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. During the years ended September 30, 2024 and 2023, the Company made principal payments of $854 and $0 on these notes and as of September 30, 2024 an aggregate principal amount of $2,495 remains outstanding.

In October 2024, the Company and the holder of one promissory note, having a principal balance of $1,326 as of September 30, 2024, agreed to extend the payment terms. Under the agreement, the Company is obligated repay the note in monthly payments of varying amounts through September 2025. As a result of this agreement, the Company reclassified $1,082 of the principal balance to “Notes payable — related parties, noncurrent” in the consolidated balance sheet. The portion of the 7% promissory notes due within one year is included in “Notes payable — related parties, current” in the consolidated balance sheet.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Notes Payable — Related Parties

During the year ended September 30, 2024, the Company entered into two promissory notes having an aggregate principal amount of $495 with a related party to meet its working capital needs. Net proceeds from the issuance of the notes were $450. The notes bear no interest, are unsecured and mature at various dates through November 2024. The Company repaid one of the notes during the year ended September 30, 2024.

During the year ended September 30, 2023, the Company issued and repaid six promissory notes having an aggregate principal amount of $630 with officers, directors or an employee of the Company. The Company also issued a promissory note having a principal amount of $100 to a director of the Company, which the Company repaid in December 2023.

As of September 30, 2024, one note having a principal balance of $330 remains outstanding and is included in “Notes payable—related parties, current” in the consolidated balance sheet. Subsequent to September 30, 2024, the note reached its maturity date and remains outstanding.

SAFEs

During the year ended September 30, 2022, the Company entered into simple agreements for future equity with certain investors in exchange for cash proceeds of $1,900. Certain SAFEs, representing a purchase amount of $900, were automatically convertible into shares of Legacy Mobix common stock upon the occurrence of the Company’s next equity financing of not less than $5,000. These SAFEs were convertible at prices per share equal to discounts of 20% to 25% from the lowest per share purchase price of the Company’s equity securities in the financing. In the event of a dissolution prior to conversion, the Company must pay the holder of these SAFEs an amount equal to the purchase amount. In this case, the rights of the SAFE holders were senior to the Company’s capital stock and pari passu with any convertible debt of the Company.

The remainder of the SAFEs, representing a purchase amount of $1,000, were automatically convertible into shares of the Company’s preferred stock upon the occurrence of the Company’s next round of preferred stock financing. The conversion price of the preferred stock to be issued in exchange for the SAFEs would be equal to the greater of (i) the lowest price per share for preferred stock sold to investors in the initial closing of the equity financing, or (ii) the number of shares equal to the value of the SAFE, subject to a post money valuation cap of $175,000. If there is a liquidity event, including a change in control, a direct listing or an initial public offering, these SAFEs will be entitled to receive a portion of the proceeds equal to the greater of (i) the purchase amount or (ii) the amount payable on the number of shares of common stock equal to the purchase amount divided by the quotient obtained by dividing $175,000 by the Company’s total capitalization, including all shares and convertible securities (on an as-converted to common stock basis). In the event of a dissolution or liquidation of the Company, the holders of these SAFEs will be entitled to receive a cash-out amount equal to their original purchase price, which right is junior to the payment of the Company’s outstanding indebtedness and on par with the rights of other SAFEs and preferred stock.

In each case, the SAFEs did not bear interest and had no maturity date. Holders of the SAFEs had no voting rights. The Company initially recorded the SAFEs at their fair value of $1,900 and remeasured the SAFEs to fair value at each reporting date. For the years ended September 30, 2024 and 2023, the Company recorded losses $10 and $655, respectively, resulting from the change in fair value of the SAFEs, which are reported in “Change in fair value of SAFEs” in the consolidated statements of operations and comprehensive loss.

During the year ended September 30, 2023, SAFEs having an original purchase amount of $900 were converted into 170,835 shares of the Company’s common stock, in accordance with the original terms of the agreements. These SAFEs were remeasured to fair value immediately prior to conversion, with the change in fair value reported in “Change in fair value of SAFEs” in the statement of operations and comprehensive loss. Upon conversion, the $1,126 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into 150,953 shares of the Company’s Class A Common Stock and the $1,512 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized. As of September 30, 2024, no SAFEs remain outstanding.

Convertible Notes

During the year ended September 30, 2024, the Company issued convertible notes having an aggregate principal amount of $200 to unaffiliated investors. The convertible notes matured in February 2024, bore interest at 16% per annum, were unsecured and had a conversion price of $6.84 per share. The principal amount of the convertible notes and any accrued interest thereon was convertible into shares of the Company’s common stock, at the election of each holder, at any time prior to maturity. In connection with the issuance of the convertible notes, the Company issued the investors warrants to purchase an aggregate of 4,000 shares of Legacy Mobix common stock at an exercise price of $0.01 per share. The warrants were immediately exercisable and had a one-year term. In connection with the Merger, all outstanding convertible notes were converted into 30,045 shares of the Company’s Class A Common Stock and the $206 carrying amount of the notes and accrued interest thereon was credited to equity, with no gain or loss recognized. As of September 30, 2024, no convertible notes remain outstanding.

Note 12 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of September 30, 2024 and 2023 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature or were converted within one year of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of September 30, 2024 are as follows:

	Level 1	Level 2	Level 3	Total

Earnout liability	$—	$—	$1,680	$1,680
Private Warrants	—	—	330	330
PIPE Common Warrants and Placement Agent Warrants	—	—	1,809	1,809

Total	$—	$—	$3,819	$3,819

The Company classifies the earnout liability, the PIPE make-whole liability, liability-classified warrants and the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the years ended September 30, 2024 or 2023. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Year ended September 30, 2024:	Earnout Liability	PIPE Make-Whole Liability	Liability Classified Warrants	SAFEs

Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	2,071	7,279	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Exercise of warrants	—	—	(3,393)
Settlement of liability	—	(1,241)	(332)	—
Change in fair value included in net loss	(31,879)	(830)	(1,415)	10

Balance, September 30, 2024	$1,680	$—	$2,139	$—

Year ended September 30, 2023:	SAFEs

Balance, September 30, 2022	$1,983
Conversion to Legacy Mobix common stock	(1,126)
Change in fair value included in net loss	655

Balance, September 30, 2023	$1,512

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 21, 2023 (Closing)	September 30, 2024

Stock price	$10.66	$1.06
Expected volatility	50%	70%
Risk-free rate	3.9%	3.6%
Contractual term	8 years	7.2 years

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

PIPE Make-Whole Liability

The Company uses a Monte Carlo simulation model that utilizes assumptions, including volatility, expected term and risk-free rate, to estimate the fair value of the PIPE make-whole liability. The following table summarizes the assumptions used in estimating the fair value of the PIPE make-whole liability at the Closing:

December 21, 2023 (Closing)

Stock price	$10.17
Expected volatility	49%
Risk-free rate	5.4%
Contractual term	4 months

Note 13 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from 2.2 to 2.9 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants. The lease covering the Company’s 19,436 square foot headquarters in Irvine, California provides the Company an option to extend the lease for one additional five-year term, with rent at the prevailing market rate. The lease requires a security deposit of $400, which is recorded in other assets in the consolidated balance sheets.

The following lease costs are included in the consolidated statements of operations and comprehensive loss:

	Year ended September 30,
	2024	2023

Operating lease cost	$429	$396
Short-term lease cost	135	266
Total lease cost	$564	$662

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended September 30, 2024 and 2023 was $563 and $530, respectively. As of September 30, 2024, the weighted-average remaining lease term was 2.8 years, and the weighted-average discount rate was 15.6%.

During the year ended September 30, 2024, the Company obtained a right-of-use asset valued at $192 in connection with a business acquisition. The Company has also amended an office lease to provide for the use of additional space, which is not yet available for the Company’s use. At such time as the additional space is available to it—which the Company anticipates will occur in 2025—the Company expects to recognize an increase in the right-of-use asset and lease liability of approximately $814. There were no other leases that had not yet commenced as of September 30, 2024 that will create significant additional rights and obligations for the Company.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2024:

Years ending September 30,

2025	$617
2026	639
2027	532
Total minimum lease payments	1,788
Less: imputed interest	(336)
Present value of future minimum lease payments	1,452
Less: current obligations under leases	(428)
Long-term lease obligations	$1,024

Note 14 — Commitments and Contingencies

Loss Contingency

In fiscal year 2021, the Company recognized a liability for a contingent loss related to a business acquisition. The Company estimated the amount of the liability at $8,434, which was accrued in the consolidated balance sheet as of September 30, 2022. During the year ended September 30, 2023, the Company issued 1,233,108 shares of Legacy Mobix common stock in settlement of this liability.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company does not believe it is currently a party to any legal proceedings—nor is the Company aware of any other pending or threatened litigation—that the Company believes would have a material adverse effect on its business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of September 30, 2024 or 2023.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 15 — Income Taxes

Substantially all of the Company’s pretax loss was generated in the United States. The provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2024	2023

Current
Federal	$—	$—
State	3	1
Total current	3	1

Deferred
Federal	(2,198)	66
State	(234)	—
Total deferred	(2,432)	66
Provision (benefit) for income taxes	$(2,429)	$67

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	Year ended September 30,
	2024	2023

Income tax benefit computed at the U.S. federal statutory rate	$(4,717)	$(8,306)
State and local income tax benefits, net of federal benefit	(731)	(1,498)
Change in valuation allowance	4,865	7,936
Non-deductible transaction costs	1,181	635
Fair value of warrants issued to lenders	154	470
Research and development credits	—	58
State tax rate change	(14)	(22)
Change in fair value of earnout liability	(6,695)	—
Stock-based compensation	1,107	576
Non-deductible executive compensation	1,916	—
Other	505	218
Provision (benefit) for income taxes	$(2,429)	$67

Deferred tax liabilities, net consist of the following:

	September 30,
	2024	2023

Deferred tax assets:
Net operating losses	$14,312	$8,268
Section 174 capitalized costs	2,843	2,832
Stock-based compensation	4,190	3,632
Lease liabilities	340	376
Accrued liabilities	190	581
Other	919	137
Total gross deferred tax assets	22,794	15,826
Valuation allowance	(19,152)	(14,287)
Net deferred tax assets	3,642	1,539

Deferred tax liabilities:
Intangible asset amortization	(3,566)	(1,245)
Fixed asset depreciation	(156)	(137)
Operating lease ROU assets	(240)	(243)
Total gross deferred tax liabilities	(3,962)	(1,625)
Deferred tax liabilities, net	$(320)	$(86)

In connection with the acquisitions of EMI Solutions and RaGE Systems, the Company recognized additional deferred tax liabilities totaling $2,666 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the year ended September 30, 2024 the Company recognized a deferred income tax benefit of $2,432, principally resulting from reductions of the valuation allowance on its deferred tax assets.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During the years ended September 30, 2024 and 2023, the Company increased the valuation allowance against its deferred tax assets by $7,297 and $7,936, respectively, which primarily related to increases in net deferred tax assets from current year activity that the Company expects will not be realized in the future. During the year ended September 30, 2024, the Company also reduced the valuation allowance and recognized a deferred tax benefit of $2,432 as a result of the deferred tax liabilities it recognized in connection with the acquisitions of EMI Solutions and RaGE Systems. As of September 30, 2024, the Company has accumulated federal and state net operating losses (“NOLs”) of $55,542 and $41,547, respectively. The federal NOLs may be carried forward indefinitely and the state NOLs begin to expire in 2031.

The Company’s ability to carry forward its NOLs and research credits may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). The federal net operating losses have an indefinite carryforward period but are available to offset only 80% of future taxable income. The Company’s ability to use its federal NOL carryforwards may be further limited if it experiences an “ownership change” as defined in Section 382.

The Company has unrecognized tax benefits of $2,080 as of September 30, 2024 and 2023. There were no changes in the Company’s unrecognized tax benefits during the fiscal years ended September 30, 2024 and 2023. The Company records interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of operations and comprehensive loss. As of September 30, 2024 and 2023, no accrued interest or penalties are recorded on the consolidated balance sheets, and the Company has not recorded any related expenses. The Company does not expect a significant change in its uncertain tax positions within the next twelve months.

The Company files U.S. federal and various state income tax returns. As of September 30, 2024, the U.S. federal and state tax returns are open to examination for calendar years 2021 through 2023.

The Tax Cuts and Jobs Act (“TCJA”) requires that taxpayers capitalize expenditures that qualify as Section 174 costs and recover them over five years for domestic expenditures, and fifteen years for expenditures attributed for foreign research. As of September 30, 2024, the Company has capitalized $13,537 of costs under this provision.

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

The amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock, par value $0.00001, and the Company’s board of directors is authorized to designate one or more series of preferred stock, to fix the number of shares constituting any such series of preferred stock, and the powers, preferences and rights of any such series of preferred stock. Through September 30, 2024, the board of directors had not designated any such series of preferred stock and as of September 30, 2024 no shares of preferred stock were issued or outstanding.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

During the year ended September 30, 2024, Legacy Mobix sold 482,171 shares of its common stock at various dates in private placements for net proceeds of $3,286. In connection with the issuance of these shares, Legacy Mobix also granted one investor a warrant to purchase 27,413 shares of common stock at a price of $0.01 per share. The warrant is immediately exercisable and has a term of one year. The Company determined the warrant to be a freestanding equity instrument with no subsequent remeasurement. The Company determined the amount recognized within additional paid-in capital by allocating the proceeds received among the shares of common stock and the warrant issued based on their relative fair values. Subsequent to the Merger, the Company sold 370,000 shares of its Class A Common Stock to an unaffiliated investor for proceeds of $192. The Company also issued the investor a warrant to purchase an aggregate of 407,000 shares of its Class A Common Stock at a price of $1.18 per share. The warrant is immediately exercisable and has a five-year term.

During the year ended September 30, 2023, Legacy Mobix sold 1,958,312 shares of its common stock at various dates in private placements for net proceeds of $13,396. In connection with the issuance of these shares, the Company also granted two investors warrants to purchase an aggregate of 605,000 shares of the Company’s common stock at a price of $0.01 per share. The warrants are immediately exercisable and have terms ranging from one to two years. The Company determined the warrants to be free-standing equity instruments with no subsequent remeasurement. The Company determined the amount recognized within additional paid-in capital by allocating the proceeds received among the shares of common stock and the warrants issued based on their relative fair values. During the year ended September 30, 2023, one of these investors exercised a warrant to purchase 560,000 shares of the Company’s common stock, for proceeds of $6.

As of September 30, 2024, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Less:
Class A Common Stock outstanding	32,824,230
Reserve for conversion of Class B Common Stock	2,129,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants	9,675,800
Reserve for Earnout Shares	3,500,000
Reserve for RaGE Earnout	1,285,618
Stock options and RSUs outstanding	7,204,099
Awards available for grant under 2023 Equity Incentive Plan	1,840,022
Reserve for issuance under 2023 Employee Stock Purchase Plan	687,055
Class A Common Stock available for issuance	216,853,275

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

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

During the year ended September 30, 2024, the Company sold 36,367 shares of its Class A Common Stock to B. Riley under the Purchase Agreement for gross proceeds of $73. The amount and timing of the proceeds the Company receives from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement, if any, will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales, the future market price of the Company’s Class A Common stock and the payment of the cash commitment fee. For the year ended September 30, 2024, cash commitment and other fees under the Purchase Agreement totaling $1,577 are included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss.

Note 17 — Warrants

Private Placement

In July 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional accredited investor in connection with a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, the Company issued an unregistered pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 2,877,698 unregistered shares of the Company’s Class A Common Stock. The Company also issued warrants to purchase an aggregate of 5,755,396 shares of the Company’s Class A Common Stock (“PIPE Common Warrants”). Gross proceeds from the Private Placement were $4,000, before payment of fees and expenses to the placement agent of $415.

The Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable upon issuance and will expire when exercised in full. In August 2024, the investor exercised the Pre-Funded Warrant in full, for net cash proceeds to the Company of $3.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

In connection with the Private Placement, the Company paid placement agent fees and expenses of $415 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of its Class A Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, are exercisable upon stockholder approval and will expire five years thereafter. Moreover, upon any exercise for cash of the PIPE Common Warrants, the Company is obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of Common Stock equal to 7.0% of the aggregate number of such shares of Class A Common Stock underlying the PIPE Common Warrants.

The Company also entered into a registration rights agreement and filed with the Securities and Exchange Commission a registration statement to register for resale the shares of Class A Common Stock issuable upon exercise of the PIPE Common Warrants, the Pre-Funded Warrants and the Placement Agent Warrants, which became effective on August 28, 2024.

The Company evaluated the Pre-Funded Warrant and the PIPE Common Warrants and concluded that those warrants do not meet the derivative scope exception. Specifically, the warrants contain provisions that affect their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, the warrants are not considered indexed to the Company’s stock and must be classified as liabilities. At the time of the private placement, the Company recognized an initial liability totaling $6,397 for the warrants. The Company subsequently adjusted the carrying amount of the liability to its estimated fair value as of September 30, 2024 (or, in the case of the Pre-Funded Warrant, through the date of exercise) and for the year ended September 30, 2024 the Company recognized a net non-cash loss of $1,202 from the initial issuance and subsequent change in the fair value of the warrants, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss. As of September 30, 2024, all of the PIPE Common Warrants remained outstanding and the related liability of $1,809 is included in “Other noncurrent liabilities” in the consolidated balance sheets. In addition, the Company determined that the Placement Agent Warrants met the criteria for classification as equity, and recognized a charge of $82 upon issuance. The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 54.8% to 55.7%; no expected dividend yield; risk-free interest rate of 3.5% to 4.8%; and a contractual term of one to five years.

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

Both the Public Warrants and Private Warrants are subject to adjustment if the Company issues additional equity securities for capital raising purposes at price (the “Newly Issued Price”) below specified levels; if the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds available for funding Merger at the Closing; and, if the VWAP of the Company’s Class A Common Stock during a specified period (“Market Value”) is below $9.20 per share. In such event, the exercise price of the warrants will be adjusted to be equal to 115% of the Market Value and the $18.00 per share redemption trigger price will be adjusted to be equal to 180% of the Newly Issued Price. As a result of the issuances of shares under the PIPE Subscription Agreement and other agreements in connection with the Merger, the Company adjusted the exercise price of the warrants from $11.50 to $5.79 per share and adjusted the redemption trigger price from $18.00 to $9.06 per share. During the year ended September 30, 2024, the Company recognized a noncash deemed dividend of $661 as a result of the warrant price adjustment.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Upon the Closing, the Company concluded that the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and recorded the Public Warrants in stockholders’ equity. The Company concluded that the Private Warrants do not meet the derivative scope exception and are accounted for as liabilities. Specifically, the Private Warrants contain provisions that affect the settlement amounts dependent upon the characteristics of the holder of the warrant, which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and must be classified as a liability. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of September 30, 2024, all of the Private Warrants remained outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $330, which is included in “Other noncurrent liabilities” in the consolidated balance sheets. As a result of the increase in the fair value of the liability, the Company recorded a non-cash loss of $180 for the year ended September 30, 2024, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss.

PIPE Warrants

In connection with the PIPE Subscription Agreements, the Company issued the investors warrants to purchase shares of Class A Common Stock at an exercise price of $0.01 per share. The Company evaluated these warrants and concluded that they meet the derivative scope exception for contracts in the Company’s own stock. Consequently, the PIPE warrants were recorded in stockholders’ equity.

Other Warrants

During the year ended September 30, 2024, the Company issued warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger. In addition, as described in Note 11, Debt, during the year ended September 30, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. The Company initially recorded a liability of $732 in the consolidated balance sheets for the estimated fair value of the warrants. For the year ended September 30, 2024, the Company recognized a non-cash gain of $400 from the change in the fair value of the liability, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss. The Company valued the warrants using a probability-weighted expected return model. In April 2024, the Company issued the warrants to the lender, and the lender exercised the warrants.

During the years ended September 30, 2024 and 2023, the Company issued warrants to purchase an aggregate of 201,965 and 239,464 shares of its common stock, respectively, in connection with borrowings. See Note 11, Debt.

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

During the year ended September 30, 2024, Legacy Mobix granted warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. See Note 16, Equity. Also during the year ended September 30, 2023, Legacy Mobix issued warrants to purchase an aggregate of 300,000 shares of its common stock at $3.00 per share to non-service providers. In December 2022, the holders exercised these warrants and purchased 300,000 shares of Legacy Mobix common stock for cash proceeds of $900.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

During the year ended September 30, 2023, Legacy Mobix issued warrants to service providers to purchase an aggregate of 950 shares of its common stock at exercise prices of $0.01 to $3.00 per share. The Company valued the warrants using the Black-Scholes option pricing model with the following ranges of assumptions: expected volatility of 52.7% to 54.1%; no expected dividend yield; risk-free interest rate of 3.6% to 5.4%; and a contractual term of one to two years. The Company recognized the $5,419 aggregate fair value of the warrants in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended September 30, 2023. Effective March 2023, one warrant to purchase 200,000 shares of common stock was cancelled. In June 2023, warrants to purchase an aggregate of 260,000 shares of Legacy Mobix common stock were exercised for proceeds to the Company of $3.

See Note 12, Fair Value Measurements, for additional information on the Company’s measurements with respect to the warrants issued in connection with the foregoing transactions.

Note 18 — Equity Incentive Plans

In connection with the Merger, the Company adopted the 2023 Equity Incentive Plan, which provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. The Company has reserved 2,290,183 shares of its Class A Common Stock for issuance under the terms of the 2023 Equity Incentive Plan.

Also in connection with the Merger, the Company adopted the 2023 Employee Stock Purchase Plan to assist eligible employees in acquiring stock ownership in the Company. Under the 2023 Employee Stock Purchase Plan, eligible employees may elect to enroll in the plan, designate a portion of eligible compensation to be withheld by the Company during an offering period, and purchase shares of the Company’s Class A Common Stock at the end of such offering period. The price of the shares purchased shall not be less than 85% of the fair market value of a share on the enrollment date or on the purchase date, whichever is lower. The Company has reserved 687,055 shares of its Class A Common Stock for issuance under the terms of the 2023 Employee Stock Purchase Plan. As of September 30, 2024, the Company had not commenced any offering period nor sold any shares under this plan.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company is required to recognize the value of these awards over the requisite service period. During the year ended September 30, 2024, the Company recognized stock-based compensation expense of $20,634 relating to these RSUs and warrants, which includes a catch-up for the portion of the service period completed prior to the performance condition being satisfied. Also during the year ended September 30, 2024, in connection with a separation of employment, the Company modified 1,000,000 RSUs held by an employee such that the RSUs—which were subject to forfeiture under their original terms—would continue to vest over their original service period. Because the fair value of the modified awards was lower than the grant-date fair value of the original awards, the Company recognized a $2,242 reduction of stock-based compensation expense during the year ended September 30, 2024.

During the year ended September 30, 2023, certain employees agreed to forfeit 670,000 RSUs with no current replacement award. As a result, the Company recognized $3,203 of stock-based compensation expense in the year ended September 30, 2023.

A summary of activity in the Company’s RSUs for the year ended September 30, 2024 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit

Outstanding at September 30, 2023	209,494	$6.84
Performance-based RSUs	3,999,999	8.57
Other RSUs issued	450,161	2.35
Forfeited	(34,915)	6.84
Vested	(161,486)	6.84
Outstanding at September 30, 2024	4,463,253	7.93

No RSUs vested during the year ended September 30, 2023. Unrecognized compensation expense related to RSUs was $27,920 as of September 30, 2024 and is expected to be recognized over a weighted-average period of 3.3 years.

Stock Options

Stock options granted under the Company’s equity incentive plan may be Incentive Stock Options (“ISOs”) or Non-Statutory Stock Options (“NSOs”). ISOs may be granted only to employees and NSOs may be granted to employees and consultants. The types of awards granted to consultants do not vary in characteristics from those granted to employees. The term of each option, which is stated in each option agreement, cannot exceed ten years from the date of grant. The exercise price is determined by the Company’s board of directors. If granted to an employee (other than employee who owns stock representing more than 10% of the voting power of all classes of stock), the option exercise price cannot be less than the fair market value of the stock on the date of grant as determined by the Company’s board of directors. Vesting requirements for options granted under the plans are determined by the board of directors. Stock option awards generally vest over periods of one to four years. Certain awards require the performance of one year of service before vesting commences, with a specified percentage of the award vesting after one year of service, and the remainder vesting ratably over the remaining vesting period.

In connection with the Merger, all Legacy Mobix stock options were assumed by the Company and converted into the same number of stock options of the Company, with no change to their exercise prices, vesting conditions or other terms.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Stock option activity for the year ended September 30, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2023	5,905,684	$4.28
Granted	32,200	6.84
Exercised	(1,797,841)	1.69
Forfeited	(870,776)	6.58
Expired	(528,421)	6.27
Outstanding at September 30, 2024	2,740,846	4.89	6.9
Exercisable at September 30, 2024	2,382,697	4.65	6.8

The terms of stock option awards permit a “net share settlement” for exercises of stock options, at the Company’s discretion. Stock options exercised during the year ended September 30, 2024 include options to purchase an aggregate of 474,313 shares which were exercised and settled for 198,115 shares of Class A Common Stock, with no cash proceeds to the Company.

Unrecognized stock-based compensation expense related to stock options, totaling $1,217 as of September 30, 2024, is expected to be recognized over a weighted-average period of 1.8 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of September 30, 2024 was $576 and $576, respectively. The total intrinsic value of options exercised during the years ended September 30, 2024 and 2023 was $4,709 and $0, respectively. The total fair value of options that vested during the years ended September 30, 2024 and 2023 was $1,726 and $4,880, respectively.

The weighted-average grant date fair value of options granted during the years ended September 30, 2024 and 2023 was $3.50 and $3.61, respectively. The fair value of stock options granted was estimated with the following assumptions:

	Year ended September 30,
	2024		2023
	Range		Range
	Low	High	Low	High

Expected volatility	54.8%	55.6%	52.4%	54.4%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.9%	4.4%	3.6%	4.2%
Expected term (years)	4.5	5.3	4.6	5.8

The consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Year ended September 30,
	2024	2023

Cost of revenue	$15	$31
Research and development	1,124	1,842
Selling, general and administrative	20,244	13,603
Total stock-based compensation expense	$21,383	$15,476

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 19 — Concentrations

Concentration of Credit Risk

The Company maintains its cash in accounts with major financial institutions within the United States, generally in the form of demand deposits. Deposits in these institutions may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Significant Customers

For the year ended September 30, 2024, one customer accounted for 40% of the Company’s net revenue. For the year ended September 30, 2023, two customers accounted for 93% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of September 30, 2024, two customers had balances due that represented 71% of the Company’s total accounts receivable. As of September 30, 2023, two customers had balances due that represented 97% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, are summarized as follows:

	Year ended September 30,
	2024	2023

United States	$5,699	$674
China	288	—
Czech Republic	17	223
Thailand	—	300
Other	438	27
Total net revenue	$6,442	$1,224

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

In December 2024, the Company entered into a $200 short-term loan agreement with an unrelated financing company.

Also in December 2024, the Company entered into an agreement for the purchase and sale of future receipts with an unrelated buyer pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $710 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $480. Under the agreement, the Company granted the buyer a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Future Receipts Purchased Amount shall be repaid by the Company in weekly installments ranging from $9 to $22, payable through September 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of September 30, 2024. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to the material weaknesses described below.

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

These material weaknesses resulted in adjustments to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, as well as the purchase price allocation for our business combination, as of and for the years ended September 30, 2022 and 2021; and, adjustments to stock-based compensation expense, accrued expenses, other current liabilities and the PIPE make-whole liability, as well as the purchase price allocations for our business combinations as of and for the interim periods ended December 31, 2023 and June 30, 2024, and as of and for the year ended September 30, 2024.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Remediation Plan

We have begun an implementation plan to remediate these material weaknesses, which we expect will result in significant future costs for us.

Those remediation measures will include (i) hiring additional accounting and IT personnel to enhance our financial reporting, accounting and IT capabilities; (ii) designing and implementing controls to formalize roles and review responsibilities and designing and implementing controls over segregation of duties; (iii) designing and implementing controls to identify and evaluate changes in our business and the impact on our internal control over financial reporting; (iv) designing and implementing controls over the proper authorization of transactions; (v) designing and implementing controls to identify, account for, and value non-routine, unusual or complex transactions; (vi) designing and implementing formal accounting policies, procedures and controls supporting our financial close process, including controls over account reconciliations and journal entries; (vii) designing and implementing controls over determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model; (viii) designing and implementing controls over the completeness and accuracy of the income tax provision and related disclosure; (ix) designing and implementing controls over the classification and presentation of accounts and disclosures in our financial statements and to ensure revenue transactions are recorded in the correct period; (x) implementing a more sophisticated IT system; and (xi) designing and implementing IT general controls.

The material weaknesses will not be considered remediated until our remediation plan as described above has been fully implemented and we determine no further changes to the remediation plan are necessary, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Notwithstanding the above, our management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2024 and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements. See our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 15, 2022, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-1 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 7, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-2 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of November 26, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (incorporated by reference to Exhibit 2.1 to Chavant’s Current Report on Form 8-K filed on November 30, 2023).
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of February 12, 2024, by and among Mobix Labs, Inc. and Mobix Labs Operations, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333.278451), filed with the SEC on April 2, 2024).
2.5	Agreement and Plan of Merger, dated as of September 26, 2022, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 28, 2023, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-278451), filed with the SEC on April 2, 2024).
3.3	Bylaws of Mobix Labs, Inc. (incorporated by reference to Exhibit 3.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.3	Warrant Agreement, dated July 19, 2021, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).
4.4	Amendment to the Warrant Agreement, dated December 21, 2023, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.5	Form of Pre-Funded Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.6	Form of Series A Common Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.7	Form of Series B Common Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.8	Form of Placement Agent Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.9	Description of Securities
10.1	Letter Agreement, dated July 19, 2021, by and among Chavant, its executive officers, its directors, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).
10.2	Amended and Restated Registration Rights and Lock-Up Agreement, dated December 21, 2023, by and among Mobix Labs, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.3#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.4#	Mobix Labs, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.5#	Mobix Labs, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.6#	Amended and Restated Executive Employment Agreement between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.14 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.7#	Amended and Restated Executive Employment Term Sheet between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.15 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).

10.8#	Amended and Restated Executive Employment Agreement between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.16 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.9#	Amended and Restated Executive Employment Term Sheet between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.17 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.10#	Employment Agreement between James Aralis and Mobix Labs, Inc. (included as Exhibit 10.18 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.11	Form of Cancellation and Termination Agreement between Mobix Labs, Inc. and certain RSU holders (included as Exhibit 10.20 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.12#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and Kurt Busch (included as Exhibit 10.21 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.13#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and William Carpou (included as Exhibit 10.22 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.14#	Board of Directors Agreement, dated March 2, 2021, between Mobix Labs, Inc. and David Aldrich (included as Exhibit 10.23 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.15#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.24 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.16#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.25 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.17#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.26 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.18#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.27 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.19	Subscription Agreement, effective as of December 18, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.20	Warrant to Purchase Shares of Common Stock, dated December 14, 2023, by and between Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.2 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.21	Subscription Agreement, dated December 19, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K on December 26, 2023).
10.22	Warrant to Purchase Shares of Common Stock, dated December 20, 2023, by and between Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.23	Sponsor Letter Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.24	Form of Additional PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).

10.25	Form of Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.26	Form of Non-Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.27	Non-Redemption Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.7 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.28	Non-Redemption Warrant, dated December 20, 2023, between Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.8 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.29	Amendment to Business Combination Marketing Agreement, dated December 21, 2023, by and among Chavant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.29 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.30	Common Stock Purchase Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.31	Registration Rights Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.32	Business Combination Agreement, dated as of May 8, 2024, by and among Mobix Labs, Inc, RaGE Systems, Inc and Mobix Merger Sub III, LLC (incorporated by reference to Exhibit 99.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on May 14, 2024).
10.33†	Form of Securities Purchase Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.34	Form of Registration Rights Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.35	Form of Lock-Up Agreement, dated as of July 24, 2024 (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
19.1	Mobix Labs, Inc.’s Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Mobix Labs, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mobix Labs, Inc.’s Clawback Policy (incorporated by reference to Exhibit 99.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
101 INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2024.

MOBIX LABS, INC.

By:	/s/ Fabrizio Battaglia
Fabrizio Battaglia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fabrizio Battaglia	Chief Executive Officer and Director	December 23, 2024
Fabrizio Battaglia	(principal executive officer)

/s/ Keyvan Samini	Chief Financial Officer and Director	December 23, 2024
Keyvan Samini	(principal financial officer and principal accounting officer)

/s/ James Peterson	Director	December 23, 2024
James Peterson

/s/ David Aldrich	Director	December 23, 2024
David Aldrich

/s/ Kurt Busch	Director	December 23, 2024
Kurt Busch

/s/ William Carpou	Director	December 23, 2024
William Carpou

/s/ Frederick Goerner	Director	December 23, 2024
Frederick Goerner

/s/ Michael Long	Director	December 23, 2024
Michael Long

