Form 10-Q
period 2024-12-31
MOBIX LABS, INC
filed 2025-02-12
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	MOBX	Nasdaq Capital Market
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	MOBXW	Nasdaq Capital Market

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of January 31, 2025 was 34,988,198 and 2,004,901, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;
●	our ability to regain compliance with listing rules of the Nasdaq Stock Market LLC (“Nasdaq”), as well as any decisions that we may make in order to regain compliance;
●	our intent to pursue acquisitions of companies and technologies;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;
●	the impact of the acquisitions of EMI Solutions, Inc. and RaGE Systems, Inc., and any impact on our business and results of operations;
●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;
●	the demand for our products and the drivers of that demand;
●	our opportunities and strategies for growth;
●	competition in our industry, the advantages of our products and technology over competing products and technology existing in the market, and competitive factors including with respect to technological capabilities, cost and scalability;
●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
●	our expectations regarding reliance on a limited number of customers and efforts to diversify our customer base;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	general economic and socio-political conditions and their impact on demand for our technology and on the supply chain on which we rely;
●	future capital requirements and sources and uses of cash; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the inability to maintain our listing of securities on Nasdaq;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;

ii

●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;
●	the risk that litigation may be commenced against us;
●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;
●	our ability to attract new customers and grow our customer base; and
●	the risk that the price of our securities may be volatile due to a variety of factors, including changes in the political administration as well as any impact that may have on laws and regulations, changes in the competitive industries in which we operate, variations in performance across competitors, the global supply chain, and macro-economic and social environments affecting our business and changes in our capital structure.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by geopolitical tensions, including the further escalation of war between Russia and Ukraine or the conflict pertaining to the Middle East, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. However, we encourage you to review our risk factors as set forth in our annual report on Form 10-K for our fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 26, 2024.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

December 31, 2024 and 2023

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	December 31,	September 30,
	2024	2024
ASSETS
Current assets
Cash	$405	$266
Accounts receivable, net	1,876	2,813
Inventory	1,242	1,725
Prepaid expenses and other current assets	301	467
Total current assets	3,824	5,271

Property and equipment, net	1,070	1,177
Intangible assets, net	14,740	15,211
Goodwill	16,066	16,066
Operating lease right-of-use assets	1,084	1,022
Other assets	487	341
Total assets	$37,271	$39,088

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,944	$10,833
Accrued expenses and other current liabilities	11,894	10,325
Deferred purchase consideration	2,272	2,380
Notes payable, current	723	398
Notes payable – related parties, current	2,023	1,743
Operating lease liabilities, current	583	428
Total current liabilities	28,439	26,107

Notes payable, noncurrent	71	200
Notes payable – related parties, noncurrent	802	1,082
Earnout liability	3,620	1,680
Deferred tax liability	315	320
Operating lease liabilities, noncurrent	901	1,024
Other noncurrent liabilities	6,162	3,145
Total liabilities	40,310	33,558

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 34,652,774 and 32,824,230 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,004,901 and 2,129,901 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	—	—
Additional paid-in capital	121,257	109,987
Accumulated deficit	(124,296)	(104,457)
Total stockholders’ equity (deficit)	(3,039)	5,530
Total liabilities and stockholders’ equity (deficit)	$37,271	$39,088

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2024	2023

Net revenue	$3,169	$285
Cost of revenue	1,482	329
Gross profit	1,687	(44)

Operating expenses:
Research and development	611	1,562
Selling, general and administrative	15,706	15,663
Loss from operations	(14,630)	(17,269)

Interest expense	211	857
Change in fair value of earnout liability	1,940	(24,764)
Change in fair value of warrants	2,658	60
Change in fair value of PIPE make-whole liability	—	2,904
Merger-related transaction costs expensed	—	4,009
Other non-operating losses, net	402	10
Loss before income taxes	(19,841)	(345)
Provision (benefit) for income taxes	(2)	(1,280)
Net income (loss) and comprehensive income (loss)	$(19,839)	$935

Net income (loss) per share of Class A and Class B Common Stock:
Basic	$(0.52)	$0.04
Diluted	$(0.52)	$0.04
Weighted-average common shares outstanding:
Basic	38,425,566	18,617,656
Diluted	38,425,566	23,316,071

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2024	—	$—	—	$—	—	$—	—	$—	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530

Issuance of common stock	—	—	—	—	—	—	—	—	561,739	—	—	—	640	—	640
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	125,000	—	(125,000)	—	—	—	—
Conversion of notes payable to Class A common stock	—	—	—	—	—	—	—	—	631,805	—	—	—	828	—	828
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	510,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,802	—	9,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,839)	(19,839)

Balance at December 31, 2024	—	$—	—	$—	—	$—	—	$—	34,652,774	$—	2,004,901	$—	$121,257	$(124,296)	$(3,039)

Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—		—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three months ended December 31,
	2024	2023
Operating activities
Net income (loss)	$(19,839)	$935
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	123	113
Amortization of intangible assets	471	237
Issuance of warrants in connection with notes payable, charged to interest expense	—	729
Change in fair value of earnout liability	1,940	(24,764)
Change in fair value of warrants	2,658	60
Change in fair value of PIPE make-whole liability	—	2,904
Merger-related transaction costs expensed	—	4,009
Stock-based compensation	9,802	12,705
Deferred income taxes	(5)	(1,280)
Other non-cash items	531	(11)
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	937	136
Inventory	483	52
Prepaid expenses and other assets	20	27
Accounts payable	95	525
Accrued expenses and other current liabilities	1,854	27
Net cash used in operating activities	(930)	(3,596)

Investing activities
Acquisition of EMI Solutions, Inc., net of cash acquired	—	(110)
Acquisition of property and equipment	—	(5)
Net cash used in investing activities	—	(115)

Financing activities
Proceeds from issuance of common stock	600	3,286
Proceeds from issuance of notes payable	675	246
Proceeds from issuance of convertible notes	—	200
Principal payments on notes payable	(32)	(18)
Principal payments on notes payable – related parties	—	(344)
Deferred consideration paid for acquisition of business	(174)	—
Proceeds from the Merger and PIPE	—	21,014
Merger-related transaction costs paid	—	(5,966)
Net cash provided by financing activities	1,069	18,418

Net increase in cash	139	14,707
Cash, beginning of period	266	89
Cash, end of period	$405	$14,796

Supplemental cash flow information
Cash paid for interest	$64	$80
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Conversion of notes payable to common stock	$545	$—
Unpaid Merger-related transaction costs	—	2,504
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	—	8,856
Unpaid purchase consideration for acquisition of businesses	—	1,886
Conversion of SAFEs to common stock	—	1,522
Issuance of warrants in connection with notes payable, recorded as debt discount	—	107

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development and other operating expenses. For the three months ended December 31, 2024 and 2023, the Company incurred losses from operations of $14,630 and $17,269, respectively, and as of December 31, 2024, the Company had an accumulated deficit of $124,296. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

While the Company will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, recent and potential future increases in federal funds rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Merger was accounted for as a reverse recapitalization of the Company because Legacy Mobix has been determined to be the accounting acquirer under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 – Business Combinations. Under this method of accounting, Chavant is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on holders of Legacy Mobix capital stock comprising a relative majority of the voting power of the Company upon consummation of the Merger and having the ability to nominate the majority of the governing body of the Company, Legacy Mobix senior management comprising the senior management of the Company, and Legacy Mobix operations comprising the ongoing operations of the Company. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Legacy Mobix with the Merger being treated as the equivalent of Legacy Mobix issuing shares for the net assets of Chavant, accompanied by a recapitalization. The net assets of Chavant were recognized as of the Closing at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Mobix and the accumulated deficit of Legacy Mobix has been carried forward after Closing. All issued and outstanding securities of Chavant upon Closing were treated as issuances of securities of the Company upon the consummation of the Merger.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2024 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2024 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of December 31, 2024 and its condensed consolidated results of operations and cash flows for the three months ended December 31, 2024 and 2023. The condensed consolidated results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025 or for any other future annual or interim period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of net revenue and expenses for the periods covered and certain amounts disclosed in the notes to the condensed consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	valuation of stock-based compensation awards;
●	valuation of common stock for periods prior to the Merger;
●	impairment assessments of goodwill and long-lived assets;
●	measurement of liabilities carried at fair value, including the earnout liability, the PIPE make-whole liability and liability-classified warrants;
●	purchase price allocations and valuations of net assets acquired in business combinations; and,
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Cash

As of December 31, 2024 and September 30, 2024, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 or September 30, 2024. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of December 31, 2024 and September 30, 2024 and bad debt expense for the three months ended December 31, 2024 and 2023 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, manufacturing labor, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of revenue and is a permanent reduction of the carrying value of inventory. The reserve for excess and obsolete inventory as of December 31, 2024 and September 30, 2024 and write-downs of obsolete inventory for the three months ended December 31, 2024 and 2023 were not material.

Intangible Assets, net

The Company’s intangible assets principally consist of acquired developed technology and customer relationships and have finite lives ranging from one to fifteen years. The Company amortizes intangible assets over their useful lives on a straight-line basis, which the Company believes approximates the pattern in which the economic benefits of the intangible assets are expected to be utilized. To the extent that an acquired developed technology is incorporated in, or used to produce, a product the Company currently produces and sells, the related amortization expense is included in cost of revenue in the condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on other acquisition-related intangible assets is included in operating expenses.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company did not record any impairment losses on long-lived assets for the three months ended December 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the three months ended December 31, 2024 and 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net income (loss) and comprehensive income (loss) for the three months ended December 31, 2024 and 2023.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the three months ended December 31, 2024 and 2023. The Company does not have material variable consideration, and the Company’s revenue arrangements do not contain significant financing components. Payment terms are principally net 30 days to net 45 days.

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

There were no contract assets recorded on the condensed consolidated balance sheets as of December 31, 2024 or September 30, 2024. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Accounting Pronouncements Recently Adopted

None.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for the Company’s fiscal year beginning October 1, 2024 and for interim periods within the Company’s fiscal year beginning October 1, 2025, with early adoption permitted. The Company does not expect adoption of ASU 2023-07 will have a material impact on its financial position or results of operations.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;
●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;
●	The Company entered into a non-redemption agreement with a stockholder, as described below;
●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;
●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 16, Warrants;
●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 17, Stock-Based Compensation;
●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and
●	The Company entered into indemnification agreements with each of its directors and officers.

PIPE Subscription Agreements

In connection with the Merger, Chavant entered into the PIPE Subscription Agreements with certain accredited investors and pursuant to which the investors agreed to purchase an aggregate of 1,975,000 shares of Class A Common Stock of Chavant at a price of $10.00 per share for an aggregate amount of $19,750 in cash. The number of shares purchased by the PIPE investors was initially subject to adjustment. See “Make-Whole Shares,” below.

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares are exercisable upon obtaining stockholder approval, which the Company obtained on January 3, 2025.

Sponsor PIPE Subscription Agreements, Sponsor Warrant and Sponsor Letter Agreement

On December 19, 2023, Chavant entered into the Sponsor PIPE Subscription Agreement with the Sponsor pursuant to which the Sponsor agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 199,737 shares of Class A Common Stock at a price of $10.00 per share. The aggregate purchase price of $1,997 was paid through the forgiveness of certain obligations of Chavant. The number of shares purchased by the Sponsor was initially subject to adjustment. See “Make-Whole Shares,” below.

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

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of December 31, 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $3,620. As a result of changes in the estimated fair value of the liability, the Company recognized non-cash gains (losses) of $(1,940) and $24,764, respectively, for the three months ended December 31, 2024 and 2023, which are included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive income (loss).

Make-Whole Shares

Pursuant to the PIPE Subscription Agreements, the Sponsor PIPE Subscription Agreement and the Amendment to Business Combination Marketing Agreement described above, Chavant agreed to issue additional shares of its Class A Common Stock (the “Make-Whole Shares”) to the PIPE Investors, the Sponsor and certain advisors with respect to 2,454,737 shares of the Company’s Class A Common Stock in the event that the VWAP per share of the Class A Common Stock during a specified adjustment period is less than $10.00 per share. The specified adjustment period ended on August 30, 2024 and the Company issued 1,052,029 shares of its Class A Common Stock in settlement of the liability for the Make-Whole Shares.

The Company accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, the Company recorded a non-cash loss of $2,904 for the three months ended December 31, 2023, which is included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive income (loss).

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

See Note 11, Fair Value Measurements, for additional information on the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

Legacy Mobix incurred $6,363 of transaction costs in connection with the Merger, which was determined to be a capital-raising transaction for Legacy Mobix. The Company allocated this amount between the equity-classified instruments and liability-classified instruments, based on their relative fair values, and during the three months ended December 31, 2023, the Company recorded the $2,354 of costs associated with equity-classified instruments as a reduction of additional paid-in capital and charged the remaining $4,009 of costs associated with liability-classified instruments to expense. The Company also recognized a liability for unpaid transaction costs of Chavant totaling $3,090, which the Company recorded as a reduction of the proceeds of the Merger at the time of the Closing.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 4 — Acquisitions

The Company acquired EMI Solutions, Inc. (“EMI Solutions”) in December 2023 and RaGE Systems, Inc. (“RaGE Systems”) in May 2024. The Company accounted for each of the acquisitions as a business combination. The following table summarizes the amount of the aggregate purchase consideration and the allocation to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

	EMI Solutions	RaGE Systems

Purchase consideration:
Contingently redeemable common stock	$8,856	$—
Class A Common Stock	—	7,682
Cash consideration (at present value)	2,041	1,836
	$10,897	$9,518
Allocation:
Cash	$45	$420
Accounts receivable	387	558
Inventory	155	1,146
Other current assets	7	5
Property and equipment	107	275
Intangible asset—customer relationships	4,500	7,400
Intangible asset—developed technology	—	300
Intangible asset—backlog	300	—
Intangible asset—trade name	100	200
Goodwill	6,841	4,008
Operating lease right-of-use asset	—	192
Other assets	30	57
Accounts payable	(228)	(1,647)
Accrued expenses	(263)	(1,622)
Operating lease liability	—	(192)
Deferred tax liability	(1,084)	(1,582)
	$10,897	$9,518

EMI Solutions, Inc.

On December 18, 2023, the Company completed the acquisition of EMI Solutions when the Company acquired all of the issued and outstanding common shares of EMI Solutions, which is accounted for as a business combination. EMI Solutions is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and through December 31, 2024 the Company paid an additional $1,523. The remaining $522 cash portion of the consideration is payable in quarterly installments of $174 through June 2025.

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

RaGE Systems, Inc.

On May 21, 2024, the Company completed the acquisition of RaGE Systems when the Company acquired all of the issued and outstanding common shares of RaGE Systems pursuant to a business combination agreement (the “RaGE Business Combination Agreement”). RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. Aggregate consideration for the acquisition was $9,518, consisting of 3,214,045 shares of the Company’s Class A Common Stock having a fair value of $7,682 and $2,000 in cash, of which the Company paid $200 during the year ended September 30, 2024. Of the remainder, $1,000 is currently payable and the remaining $800 will be payable on April 15, 2025. The Company also entered into employment agreements with each of the RaGE stockholders.

The Company estimated the useful lives of the customer relationships, developed technology and trade name intangible assets are twelve years, seven years, and two and one-half years, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earn-out payments of up to $8,000, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company (the “RaGE Earn-out”). Because the RaGE Earn-out arrangement is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of December 31, 2024, the Company estimated the amount of the payments it expects to make under the RaGE Earn-out, based upon its expectation of the level of achievement of the financial targets over the measurement period, and for the three months ended December 31, 2024 and 2023, the Company recognized expense of $1,646 and $0, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

Pro forma information

The following table shows unaudited pro forma net revenue and net loss of the Company for the three months ended December 31, 2023, as if the acquisitions of EMI Solutions and RaGE Systems had each been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisitions occurred on October 1, 2022.

Three months ended December 31, 2023

Net revenue	$2,276
Net loss	$(259)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Inventory

Inventory consists of the following:

	December 31,	September 30,
	2024	2024

Raw materials	$1,131	$1,550
Finished goods	111	175
Total inventory	$1,242	$1,725

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	December 31,	September 30,
	Life (years)	2024	2024

Equipment and furniture	5 - 7	$964	$948
Laboratory equipment	5	687	687
Leasehold improvements	Shorter of estimated useful life or remaining lease term	891	891
Property and equipment, gross		2,542	2,526
Less: Accumulated depreciation		(1,472)	(1,349)
Property and equipment, net		$1,070	$1,177

Depreciation expense for the three months ended December 31, 2024 and 2023 was $123 and $113, respectively.

Note 7 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	December 31, 2024			September 30, 2024
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,361)	$3,328	$5,689	$(2,216)	$3,473
Customer relationships	12 – 15	11,900	(687)	11,213	11,900	(458)	11,442
Trade names	2 – 2.5	300	(101)	199	300	(68)	232
Backlog	1	300	(300)	—	300	(236)	64
		$18,189	$(3,449)	$14,740	$18,189	$(2,978)	$15,211

The Company recorded amortization expense related to intangible assets of $471 and $237 during the three months ended December 31, 2024 and 2023, respectively. The weighted-average remaining lives of intangible assets as of December 31, 2024 were developed technology 5.7 years; customer relationships 12.3 years; and trade names 1.7 years.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Estimated future amortization expense for intangible assets by fiscal year as of December 31, 2024 is as follows:

Years ending September 30,
2025 (remaining nine months)	$1,222
2026	1,589
2027	1,510
2028	1,498
2029	1,498
Thereafter	7,423
Total	$14,740

Note 8 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the three months ended December 31, 2024 and 2023.

	Three months ended December 31,
	2024	2023

Balance at beginning of period	$16,066	$5,217
Acquisition of EMI Solutions	—	5,542
Balance at end of period	$16,066	$10,759

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2024	2024

Accrued compensation and benefits	$1,887	$1,770
Accrued professional fees	593	340
Accrued interest	162	177
Deferred revenue	1,153	1,076
Committed equity facility fees	1,553	1,553
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earn-out	3,504	2,098
Other	1,952	2,221
Total accrued expenses and other current liabilities	$11,894	$10,325

Note 10 — Debt

Debt consists of the following:

	December 31,	September 30,
	2024	2024

Notes payable	$794	$598
7% promissory notes – related parties	2,495	2,495
Notes payable – related parties	330	330
Total debt	3,619	3,423
Less: Amounts classified as current	(2,746)	(2,141)
Noncurrent portion	$873	$1,282

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Notes Payable

In December 2024, the Company entered into a $200 note payable with a bank for net proceeds of $195. The note has an eighteen month term and requires weekly payments totaling $282, including finance charges. The note is secured by substantially all of the Company’s assets and is guaranteed by an officer and director of the Company.

Also in December 2024, the Company entered into an agreement for the purchase and sale of future receipts with an unrelated buyer pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $710 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $480. Under the agreement, the Company granted the buyer a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in weekly installments ranging from $9 to $22 through September 2025.

During the quarter ended December 31, 2024, the Company and the holders of two notes agreed to convert the outstanding principal and accrued interest, totaling $545, into 631,805 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $283, which is included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended December 31, 2023, the Company entered into two promissory notes having an aggregate principal amount of $250 with unrelated investors to meet its working capital needs. The Company entered into a $150 note payable with a bank for net proceeds of $146. The note had a thirteen month term, required weekly payments totaling $216 and was guaranteed by an officer and director of the Company. The other note had a principal amount of $100, was unsecured, bears interest at 6%, and was repaid by the Company in February 2024.

As of December 31, 2024, notes payable having an aggregate remaining principal balance of $794 were outstanding and are included in “Notes payable” and “Notes payable, noncurrent” in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. During the three months ended December 31, 2024 and 2023, the Company made no principal payments on these notes and as of December 31, 2024 an aggregate principal amount of $2,495 remains outstanding.

In October 2024, the Company and the holder of one promissory note, having a principal balance of $1,326, agreed to extend the payment terms. Under the agreement, the Company is obligated repay the note in monthly payments of varying amounts through September 2026. As a result of this agreement, the Company reclassified $802 of the principal balance to “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of December 31, 2024. The portion of the 7% promissory notes due within one year is included in “Notes payable — related parties, current” in the consolidated balance sheet.

Notes Payable — Related Parties

As of December 31, 2024 and September 30, 2024, the Company had one outstanding note payable to a related party, with a principal balance of $330. The note matured in November 2024 and is currently payable. The note is unsecured and bears interest at 16% per annum. During the three months ended December 31, 2024 and 2023, the Company made principal payments of $0 and $344 on notes payable—related parties.

SAFEs

In connection with the Merger, all of the outstanding SAFEs, representing an original purchase amount of $1,000, were converted into 150,953 shares of the Company’s Class A Common Stock and the $1,512 carrying amount of these SAFEs was credited to equity, with no gain or loss recognized. There were no SAFEs outstanding during the three months ended December 31, 2024. The Company remeasured the SAFEs to fair value at each reporting date. For the three months ended December 31, 2023, the Company recorded an increase in the fair value of the SAFEs of $10, which is included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive income (loss).

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

Note 11 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of December 31, 2024 and September 30, 2024 because the notes payable, the 7% promissory notes - related parties, the notes payable - related parties each mature within one to two years of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of December 31, 2024 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$3,620	$3,620
PIPE Common Warrants	—	—	4,429	4,429
Private Warrants	—	—	368	368

Total	$—	$—	$8,417	$8,417

The Company classifies the earnout liability, the PIPE Common Warrants and the Private Warrants as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the three months ended December 31, 2024 or 2023. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Three months ended December 31, 2024:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Change in fair value included in net loss	1,940	2,658

Balance, December 31, 2024	$3,620	$4,797

Three months ended December 31, 2023:	Earnout Liability	Liability Classified Warrants	PIPE Make-Whole Liability	SAFEs
Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	783	2,071	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Change in fair value included in net income	(24,764)	60	2,904	10

Balance, December 31, 2023	$8,795	$843	$4,975	$—

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 31, 2024	September 30, 2024
Stock price	$1.70	$1.06
Expected volatility	75.0%	70.0%
Risk-free rate	4.4%	3.6%
Contractual term	7.0 years	7.2 years

PIPE Common Warrants

The Company estimates the fair value of the PIPE Common Warrants using the Black-Scholes option pricing model, which utilizes significant assumptions, including volatility, expected term and risk-free rate. The following table summarizes the assumptions used in estimating the fair value of the PIPE Common Warrants at the respective dates:

	December 31, 2024	September 30, 2024
Stock price	$1.70	$1.06
Expected volatility	56.3%	55.7%
Risk-free rate	4.2 – 4.4%	3.5 – 3.9%
Contractual term	1.0 – 5.0 years	1.1 – 5.1 years

Note 12 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from 1.0 to 2.7 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants. The lease covering the Company’s 19,436 square foot headquarters in Irvine, California provides the Company an option to extend the lease for one additional five-year term, with rent at the then prevailing market rate. The lease requires a security deposit of $400, which is recorded in other assets in the condensed consolidated balance sheets.

Effective October 1, 2024, the Company entered into an operating lease with a related party for a 6,149 square foot facility in Irvine, California used for the design, manufacture and sale of the Company’s interconnect products. The lease has a term of fifteen months, with monthly rent payments of $12, and requires a security deposit of $30. Rent paid under the lease was $35 for the three months ended December 31, 2024. In connection with the lease, the Company recognized a right-of-use asset of $162. As of December 31, 2024, an operating lease liability under this lease of $132 is included in “Operating lease liabilities, current” in the condensed consolidated balance sheets.

The following lease costs are included in the condensed consolidated statements of operations and comprehensive income (loss):

	Three months ended December 31,
	2024	2023
Operating lease cost	$158	$100
Short-term lease cost	11	2
Total lease cost	$169	$102

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended December 31, 2024 and 2023 was $189 and $136, respectively. As of December 31, 2024, the weighted-average remaining lease term was 2.4 years, and the weighted-average discount rate was 15.6%.

The Company has amended an office lease to provide for the use of additional space, which is not yet available for the Company’s use. At such time as the additional space is available to it—which the Company anticipates will occur in 2025—the Company expects to recognize an increase in the right-of-use asset and lease liability of approximately $814. There were no other leases that had not yet commenced as of December 31, 2024 that will create significant additional rights and obligations for the Company.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2024:

Years ending September 30,
2025 (remaining nine months)	$569
2026	675
2027	532
Total minimum lease payments	1,776
Less: imputed interest	(292)
Present value of future minimum lease payments	1,484
Less: current obligations under leases	(583)
Long-term lease obligations	$901

Note 13 — Commitments and Contingencies

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of December 31, 2024 or September 30, 2024.

Note 14 — Income Taxes

The Company recorded a provision (benefit) for income taxes of $(2) and $(1,280) for the three months ended December 31, 2024 and 2023, respectively. The Company calculated the provision (benefit) for income taxes for the three months ended December 31, 2024 and 2023 using the discrete year-to-date method. For the three months ended December 31, 2024, the Company’s provision (benefit) for income taxes differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

In connection with the December 2023 acquisition of EMI Solutions, during the three months ended December 31, 2023 the Company recognized additional deferred tax liabilities totaling $1,084 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the three months ended December 31, 2023 the Company recognized an income tax benefit of $1,280 for the resulting reduction of the valuation allowance on its deferred tax assets.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 15 — Equity

In connection with the Merger, the Company adopted its amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock. As of December 31, 2024, the board of directors had not designated any series of preferred stock, and no shares of preferred stock were issued or outstanding.

During the three months ended December 31, 2024, the Company sold 521,739 shares of its Class A Common Stock to an unaffiliated investor for net proceeds of $600. Also during the three months ended December 31, 2024, holders of 125,000 shares of the Company’s Class B Common Stock elected to convert such shares into the same number of shares of the Company’s Class A Common Stock.

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

As of December 31, 2024, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	34,652,774
Reserve for conversion of Class B Common Stock	2,004,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants	9,428,779
Reserve for Earnout shares	3,500,000
Reserve for RaGE Earn-out	1,285,618
Stock options and RSUs outstanding	8,337,727
Awards available for grant under 2023 Equity Incentive Plan	132,247
Awards available for grant under 2023 Employee Stock Purchase Plan	687,055
Common stock available for issuance	215,970,899

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Note 16 — Warrants

Outstanding warrants consist of the following:

	December 31, 2024	September 30, 2024
Public Warrants	6,000,000	6,000,000
Private Warrants	3,000,000	3,000,000
PIPE Warrants	1,750,000	1,750,000
PIPE Common Warrants	5,755,396	5,755,396
Other warrants	1,923,383	2,170,403
Total	18,428,779	18,675,799

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Liability-Classified Warrants

The Company accounts for the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of December 31, 2024, all of the Private Warrants remained outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $368. As a result of changes in the fair value of the liability, the Company recorded non-cash losses of $38 and $60 for the three months ended December 31, 2024 and 2023, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive income (loss).

The Company also accounts for the PIPE Common Warrants—issued in a July 2024 private placement—as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. As of December 31, 2024, the Company adjusted the carrying amount of the liability for the PIPE Common Warrants to its estimated fair value of $4,429, included in “Other noncurrent liabilities” in the condensed consolidated balance sheets. As a result of changes in the fair value of the liability, the Company recorded a non-cash loss of $2,620 for the three months ended December 31, 2024, which is included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive income (loss).

Other Warrants

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

During the three months ended December 31, 2023, the Company issued warrants to purchase an aggregate of 51,020 shares of its common stock at $0.01 per share in connection with borrowings and warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. The Company also agreed to issue warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger.

In addition, during the three months ended December 31, 2023 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 78,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. During the three months ended December 31, 2023, the Company recognized $633 of interest expense for the estimated fair value of these warrants.

Note 17 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The Company has reserved 2,290,183 shares of its Class A Common Stock for issuance under the terms of the 2023 Equity Incentive Plan. Prior to the Merger, Legacy Mobix had three equity incentive plans which provided for the issuance of stock-based compensation awards.

Restricted Stock Units

In connection with the Merger, all of Legacy Mobix’s RSUs were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

Prior to the Merger, Legacy Mobix agreed, contingent upon closing of the Merger, to issue an aggregate of 5,000,000 RSUs (of which 999,999 were subsequently modified to common stock warrants upon the holder’s termination of employment) to certain of its officers and key employees over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards was subject to both a service condition and a performance condition (the completion of the Merger), the Company determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing. Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company recognizes the value of these awards over the requisite service period and during the three months ended December 31, 2023, the Company recognized stock-based compensation expense of $10,858 relating to these RSUs and warrants, which included a catch-up for the portion of the service period completed prior to the performance condition being satisfied.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

During the three months ended December 31, 2024, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 999,999 common stock warrants and grant the holder an additional 250,000 common stock warrants. The warrants are immediately exercisable and have an exercise price of $0.01 per share. Subsequently, the Company agreed to cancel 450,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the three months ended December 31, 2024 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the three months ended December 31, 2024 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at September 30, 2024	4,463,253	$7.93
Granted	1,707,775	1.43
Forfeited	(13,093)	6.84
Vested	(510,000)	0.79
Outstanding at December 31, 2024	5,647,935	6.61

Unrecognized compensation expense related to RSUs was $20,586 as of December 31, 2024 and is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options

Stock option activity for the three months ended December 31, 2024 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2024	2,740,846	$4.89
Forfeited	(51,054)	6.77
Outstanding at December 31, 2024	2,689,792	4.85	6.4
Exercisable at December 31, 2024	2,432,544	4.68	6.4

Unrecognized stock-based compensation expense related to stock options, totaling $868 as of December 31, 2024, is expected to be recognized over a weighted-average period of 1.6 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2024 was $990 and $990, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2024 and 2023 was $0 and $1,639, respectively. The total fair value of options that vested during the three months ended December 31, 2024 and 2023 was $179 and $903, respectively.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The weighted-average grant date fair value of options granted during the three months ended December 31, 2023 was $3.50; no options were granted during the three months ended December 31, 2024. The fair value of stock options granted was estimated with the following assumptions:

	Three months ended December 31, 2023
	Range
	Low	High
Expected volatility	54.8%	55.6%
Expected dividend yield	0%	0%
Risk-free interest rate	3.9%	4.4%
Expected term (years)	4.5	5.3

The condensed consolidated statements of operations and comprehensive income (loss) include stock-based compensation expense as follows:

	Three months ended December 31,
	2024	2023
Cost of revenue	$16	$—
Research and development	81	501
Selling, general and administrative	9,705	12,204
Total stock-based compensation expense	$9,802	$12,705

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

In periods where the Company has a net loss, most potentially dilutive securities are not included in the computation as their impact is anti-dilutive; those potentially dilutive securities whose impact is dilutive are included in the computation. In periods where their effect is dilutive, potentially dilutive securities are included in the computation of diluted income (loss) per share as if the underlying shares had been issued as of the later of the beginning of the fiscal period or the date of issuance of those securities. Inclusion of those securities under the if-converted method increases both the net loss for the period and the number of shares used in the per share computation and is dilutive to the Company’s net income (loss) per share.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(18,754)	$(1,085)	$834	$101
Denominator:
Weighted-average shares outstanding	36,324,198	2,101,368	18,617,656	2,254,901
Basic net income (loss) per share	$(0.52)	$(0.52)	$0.04	$0.04

Diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(18,754)	$(1,085)	$834	$101
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(1,085)	—	101	—
Reallocation of net income (loss)	—	—	—	(11)
Allocation of net income (loss)	$(19,839)	(1,085)	935	90

Denominator:
Number of shares used in basic earnings per share calculation	36,324,198	2,101,368	18,617,656	2,254,901
Conversion of Class B to Class A Common Stock	2,101,368	—	2,254,901	—
Dilutive effect of stock options, warrants and RSUs	—	—	2,443,514	—
Number of shares used in per share computation	38,425,566	2,101,368	23,316,071	2,254,901
Diluted net income (loss) per share	$(0.52)	$(0.52)	$0.04	$0.04

For purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, PIPE Common Warrants, and Placement Agent Warrants result in anti-dilution. For the three months ended December 31, 2024, the RSUs and stock options also result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares and shares issuable under the RaGE Earn-out were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is based on a contingency which had not been met, and the contingency was not resolved, during the periods presented herein.

The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Three months ended December 31,
	2024	2023
Public Warrants and Private Warrants	9,000,000	9,000,000
PIPE Common Warrants	5,755,396	—
Other common stock warrants	763,384	—
Earnout shares	3,500,000	3,500,000
Shares issuable under RaGE Earn-out	1,285,618	—
RSUs	5,647,935	—
Stock options	2,689,792	1,690,476
PIPE make-whole shares	—	1,052,030
	28,642,125	15,242,506

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 19 — Concentrations

For the three months ended December 31, 2024, one customer accounted for 67% of the Company’s net revenue. For the three months ended December 31, 2023, two customers accounted for 67% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of December 31, 2024, one customer had a balance due that represented 71% of the Company’s total accounts receivable. As of September 30, 2024, two customers had balances due that represented 71% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, are summarized as follows:

	Three months ended December 31,
	2024	2023
United States	$3,018	$268
Other	151	17
Total net revenue	$3,169	$285

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

In January 2025, the Company entered into a stock purchase agreement with an unaffiliated investor pursuant to which the investor may purchase 169,492 shares of its Class A Common Stock, together with warrants to purchase 169,492 shares of its Class A Common Stock, for net proceeds of $200. The warrants have an exercise price of $1.18 per share, are immediately exercisable and have a five-year term. Under the stock purchase agreement, the investor may purchase up to an additional 677,966 shares of the Company’s Class A Common Stock at a price of $1.18 per share at any time prior to February 14, 2025.

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

In 2021, we completed the acquisition of substantially all of the assets including IP of Cosemi Technologies, Inc. (“Cosemi”), an Irvine, California-based global supplier of high-speed connectivity solutions. The acquired products and IP included a broad range of AOCs and optical engines that deliver optimal connectivity to a wide range of applications—including home entertainment, gaming, augmented reality and virtual reality, video conferencing, medical, mobile devices and monitors—and built the foundation for our current connectivity business. We believe the patented cable technology and AOC optical chip solutions from Cosemi along with our innovative wireless semiconductor technologies provide more opportunities in the wireless C-Band and mmWave 5G market as the need for faster, more reliable data transmission becomes ever more apparent, whether it is for the data center, infrastructure, home entertainment or consumer electronics market.

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

The PIPE Common Warrants are comprised of Series A warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series A Warrants”) and Series B warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series B Warrants”). The PIPE Common Warrants have an exercise price of $1.39 per share and are exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Class A Common Stock upon exercise of the PIPE Common Warrants, which was obtained on January 3, 2025. The Series A Warrants will expire on January 3, 2030 and the Series B warrants will expire on January 3, 2026.

In connection with the Private Placement, we paid the placement agent fees and expenses of $415 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of our Class A Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, became exercisable upon stockholder approval on January 3, 2025 and will expire on January 3, 2030. Moreover, upon any exercise for cash of the PIPE Common Warrants, we are obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of our Common Stock equal to 7.0% of the aggregate number of such shares of our common stock underlying the PIPE Common Warrants.

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

Aggregate consideration for the acquisition of RaGE Systems consisted of 3,214,045 shares of our Class A Common Stock, having a fair value of $7,682 at the closing date, and $2,000 in cash. We also entered into employment agreements with each of the RaGE Systems stockholders. The RaGE Systems stockholders will also be entitled to receive possible earn-out payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Systems business combination agreement also provides the RaGE Systems stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Financing Activities

During the three months ended December 31, 2024, we had additional financing activity, consisting of the issuance of a note payable, an agreement for the sale and purchase of future receipts and the sale of shares of our Class A Common Stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2024 and 2023

(dollars in thousands)	Three months ended December 31,		Change
	2024	2023	$	%

Net revenue	$3,169	$285	2,884	1,012%
Cost of revenue	1,482	329	1,153	350%
Gross profit	1,687	(44)	1,731	nm

Operating expenses:
Research and development	611	1,562	(951)	(61)%
Selling, general and administrative	15,706	15,663	43	—

Loss from operations	(14,630)	(17,269)	2,639	(15)%

Interest expense	211	857	(646)	(75)%
Change in fair value of earnout liability	1,940	(24,764)	26,704	(108)%
Change in fair value of warrants	2,658	60	2,598	nm
Change in fair value of PIPE make-whole liability	—	2,904	(2,904)	(100)%
Merger-related transaction costs expensed	—	4,009	(4,009)	(100)%
Other non-operating losses, net	402	10	392	nm

Loss before income taxes	(19,841)	(345)	(19,496)	nm
Provision (benefit) for income taxes	(2)	(1,280)	1,278	(100)%

Net income (loss) and comprehensive income (loss)	$(19,839)	$935	$(20,774)	nm

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the three months ended December 31, 2024 and 2023). Sales and other taxes we collect, if any, are excluded from net revenue. We account for all shipping and handling as fulfillment activities and we recognize shipping revenue and any related costs concurrently with the related product revenues. Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competition, global economic conditions, and other factors.

Our net revenue was $3,169 for the three months ended December 31, 2024 compared to $285 for the three months ended December 31, 2023, an increase of $2,884 or 1,012%. The increase principally reflects the addition of sales of our interconnect products, which we acquired in our December 2023 acquisition of EMI Solutions, and wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems.

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

Cost of revenue was $1,482 for the three months ended December 31, 2024 compared to $329 for the three months ended December 31, 2023, an increase of $1,153 or 350%. The change principally reflects the addition of sales of our interconnect products and wireless systems solutions as discussed above.

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

Research and development expenses were $611 for the three months ended December 31, 2024 compared to $1,562 for the three months ended December 31, 2023, a decrease of $951 or 61%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the cost reduction actions we initiated during the fourth quarter of our fiscal year ended September 30, 2023. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

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

Selling, general and administrative expenses were $15,706 for the three months ended December 31, 2024 compared to $15,663 for the three months ended December 31, 2023, an increase of $43. The change reflects a $1,646 charge for estimated amounts payable under the RaGE Earn-out in connection with our acquisition of RaGE Systems, the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024, higher insurance costs and higher amortization of intangible assets. These increases were largely offset by lower stock-based compensation expense. Stock based-compensation expense for the three months ended December 31, 2023 included the impact of certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Upon completion of the Merger, we recognized a “catch-up” of stock-based compensation expense of $10,858 for the portion of the service period that had elapsed from the date of the awards through December 31, 2023. During the three months ended December 31, 2024, we recognized additional stock-based compensation expense of $6,917 resulting from the acceleration of certain stock-based compensation awards.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $211 for the three months ended December 31, 2024 compared to $857 for the three months ended December 31, 2023, a decrease of $646 or 75%. The decrease principally reflects higher costs in the three months ended December 31, 2023 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

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

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of December 31, 2024, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $3,620. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains (losses) of $(1,940) and $24,764, respectively, for the three months ended December 31, 2024 and 2023. The changes in the estimated fair value of the earnout liability are principally due to changes in price of our Class A Common Stock during the respective periods.

The fair value of the earnout liability is based on a number of factors, including changes in the market price of our Class A Common Stock. We have experienced significant fluctuations in the market price of our Class A Common Stock, and may experience significant fluctuations in the future. Such price fluctuations will increase or decrease the value of the earnout liability, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive income (loss), the amounts of which may be substantial.

Change in Fair Value of Warrants

We account for the PIPE Common Warrants and the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in our own stock. We estimate the aggregate fair value of the 5,755,396 PIPE Common Warrants using the Black-Scholes option-pricing model. As of December 31, 2024, we adjusted the carrying amount of the liability for the PIPE Common Warrants to its estimated fair value of $4,429. As a result of the change in the fair value of the PIPE Common Warrants, for the three months ended December 31, 2024 we recorded a non-cash loss of $2,620.

At the time of Closing, we estimated the aggregate fair value of the 3,000,000 Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of December 31, 2024, all of the Private Warrants remained outstanding and we adjusted the carrying amount of the liability to its estimated fair value of $368. As a result of changes in the fair value of the Private Warrants, we recorded non-cash losses of $38 and $60 for the three months ended December 31, 2024 and 2023, respectively. The gains and losses are included in “Change in fair value of warrants” in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Additional information relating to the PIPE Common Warrants and the Private Warrants can be found in the notes to our unaudited condensed consolidated financial statements included herein.

The fair value of the PIPE Common Warrants and the Private Warrants is based on a number of factors, including changes in the market price of our Class A Common Stock. We have experienced significant fluctuations in the market price of our Class A Common Stock, and may experience significant fluctuations in the future. Such price fluctuations will increase or decrease the value of the PIPE Common Warrants and the Private Warrants, and we may be required to recognize additional losses or gains in our statements of operations and comprehensive income (loss), the amounts of which may be substantial.

Change in Fair Value of PIPE Make-Whole Liability

In connection with the Merger, we agreed to issue additional shares of our Class A Common Stock to the holders of 2,454,737 shares of our Class A Common Stock in the event that the volume-weighted average price per share of our Class A Common Stock in the event that the VWAP per share of the Class A Common Stock during a specified adjustment period is less than $10.00 per share. The specified adjustment period ended on August 30, 2024 and the Company issued 1,052,029 shares of its Class A Common Stock in settlement of the liability for the Make-Whole Shares.

We accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to our common stock. At the time of Closing, we estimated the aggregate fair value of the liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, we recorded a non-cash loss of $2,904 for the three months ended December 31, 2023, which is included in “Change in fair value of PIPE make-whole liability” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Other Non-Operating Losses, Net

For the three months ended December 31, 2024, other non-operating losses, net of $402 principally consist of a loss we recognized upon the conversion of the outstanding principal balance of a note payable and accrued interest thereon into shares of our Class A Common Stock.

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

For the three months ended December 31, 2024, our provision (benefit) for income taxes differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period because we did not expect that the deferred tax asset arising from our pretax book loss of $19,841 would be realized in the future.

For the three months ended December 31, 2023, we recognized an income tax benefit of $1,280. In connection with our acquisitions of EMI Solutions, we recognized additional deferred tax liabilities of $1,084 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the three months ended December 31, 2023 we recognized an income tax benefit of $1,280, principally resulting from reductions of the valuation allowance previously recorded against our deferred tax assets.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,		Change
	2024	2023	$
Net cash used in operating activities	$(930)	$(3,596)	$2,666
Net cash used in investing activities	—	(115)	115
Net cash provided by financing activities	1,069	18,418	(17,349)
Net increase in cash	139	14,707	$(14,568)
Cash, beginning of period	266	89
Cash, end of period	$405	$14,796

Operating Activities

For the three months ended December 31, 2024, net cash used in operating activities was $930, which included the impact of our net loss of $19,839, offset by net non-cash charges of $15,520 and net decreases in working capital items of $3,389. The net non-cash charges principally consisted of stock-based compensation expense of $9,802 for stock options and restricted stock units, losses of $2,658 from the change in fair value of warrants, a $1,940 loss on the change in fair value of the earnout liability and $594 of depreciation and amortization expense. The net working capital decrease principally consisted of an increase in accrued expenses together with decreases in accounts receivable and inventory.

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

Investing Activities

Net cash used in investing activities for the three months ended December 31, 2023 of $115 consisted of payments for the acquisition EMI, net of acquired cash.

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2024 of $1,069 consisted of $600 in proceeds from the issuance of common stock and $675 in proceeds under an agreement for the purchase and sale of future receipts and the issuance of a note payable. These amounts were partially offset by principal payments on notes payable of $32 and the payment of deferred consideration of $174 for the acquisition of a business.

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

Liquidity

As of December 31, 2024, our cash balance was $405 compared to $266 at September 30, 2024. We had a working capital deficit of $24,615 as of December 31, 2024 compared to a working capital deficit of $20,836 at September 30, 2024.

Our debt consists of notes payable with an aggregate amount of $794 and 7% promissory notes—related parties with an aggregate principal amount of $2,825. Of these amounts, notes having an aggregate principal amount of $1,624 have reached their maturity date and are currently due. The remainder require weekly or monthly payments in varying amounts through September 2026.

Our total liabilities as of December 31, 2024 were $40,310 compared to $33,558 as of September 30, 2024. The increase in our total liabilities is principally due to a $1,940 increase in the earnout liability, a $2,658 increase in the fair value of liability-classified warrants and a $1,646 increase in the liability for the RaGE Earn-out. The Business Combination Agreement provides that settlement of the earnout liability is through the issuance of shares of our Class A Common Stock; we do not expect to make any cash payments in settlement of the earnout liability.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,776 payable over the next three years, (ii) unpaid commitment and other fees of $1,553 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to our acquisitions of EMI Solutions and RaGE Systems, payable at various dates through June 2025, and (iv) potential payments of up to $8,000 under the RaGE Earn-out, payable at various dates through March 2026.

Going Concern

We incurred a loss from operations of $14,630 for the three months ended December 31, 2024, and we incurred losses from operations of $46,395 and $35,544 for the years ended September 30, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $124,296. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

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

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 31, 2024	September 30, 2024
Stock price	$1.70	$1.06
Expected volatility	75%	70%
Risk-free rate	4.4%	3.6%
Contractual term	7.0 years	7.2 years

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

We have also issued warrants to purchase common stock to employees and service providers in exchange for services to us and we determined that those warrants should be accounted for as equity-classified awards. We determined the fair value of these warrants at the date of issuance using the Black- Scholes option pricing model, based on the variables and assumptions discussed above, and recognized the fair value as stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss).

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expense to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

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

We recognize liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. We recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. We measure the amount of tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement of an uncertain tax position are reflected in our statements of operations and comprehensive income (loss) in the period in which the change in estimate occurs, based on new information not previously available.

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

We also have goodwill totaling $16,066 as of December 31, 2024, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but we test goodwill for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We did not recognize any impairment charges during the three months ended December 31, 2024 and 2023. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of December 31, 2024. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 13—Commitments and Contingencies of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the settlement of litigation, on October 11, 2024, we agreed to issue a warrant to purchase 250,000 shares of Class A Common Stock to a former employee. Such warrants have an exercise price of $0.01 per share.

On November 25, 2024 and December 20, 2024, we agreed that two outstanding notes payable with an aggregate principal balance of $500,000, plus accrued interest of $45,896, would be converted into an aggregate of 631,805 shares of Class A Common Stock.

On December 4, 2024, we agreed to issue 40,000 shares of Class A Common Stock to two of our vendors in exchange for services rendered to us.

On December 26, 2024, we agreed to sell 521,739 shares of Class A Common Stock to an accredited investor for an aggregate of $600,000.

No underwriting discounts and commissions were paid with respect to the foregoing transactions. The issuances of the securities were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

(c)	During the three months ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: February 12, 2025	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

