Form 10-Q
period 2025-03-31
MOBIX LABS, INC
filed 2025-05-15
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-40621

Mobix Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1591717
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Venture, Suite 220

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of May 6, 2025 was 51,304,848 and 2,004,901, respectively.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the inability to timely regain compliance with Nasdaq listing requirements, including the $1.00 minimum bid price requirement and the $35 million market value of listed securities requirement;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;
●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;
●	the risk that litigation may be commenced against us;
●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;
●	our ability to attract new customers and grow our customer base; and
●	the risk that the price of our securities may be volatile due to a variety of factors, including changes caused by the recently implemented tariffs in the United States as well as any impact that may have on laws and regulations, changes in the competitive industries in which we operate, variations in performance across competitors, the global supply chain, and macro-economic and social environments affecting our business and changes in our capital structure.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

March 31, 2025 and 2024

Condensed Consolidated Balance Sheets as of March 31, 2025 and September 30, 2024 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended March 31, 2025 and 2024 (unaudited)	3
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months and six months ended March 31, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	September 30,
	2025	2024
ASSETS
Current assets
Cash	$781	$266
Accounts receivable, net	1,679	2,813
Inventory	1,106	1,725
Prepaid expenses and other current assets	404	467
Total current assets	3,970	5,271

Property and equipment, net	530	1,177
Intangible assets, net	14,333	15,211
Goodwill	16,066	16,066
Operating lease right-of-use assets	1,126	1,022
Other assets	509	341
Total assets	$36,534	$39,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,426	$10,833
Accrued expenses and other current liabilities	12,060	10,325
Deferred purchase consideration	2,311	2,380
Notes payable, current	1,739	398
Notes payable – related parties, current	2,307	1,743
Operating lease liabilities, current	642	428
Total current liabilities	31,485	26,107

Notes payable, noncurrent	34	200
Notes payable – related parties, noncurrent	518	1,082
Earnout liability	1,400	1,680
Deferred tax liability	307	320
Operating lease liabilities, noncurrent	851	1,024
Other noncurrent liabilities	1,597	3,145
Total liabilities	36,192	33,558

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 37,584,648 and 32,824,230 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,004,901 and 2,129,901 shares issued and outstanding at March 31, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	126,929	109,987
Accumulated deficit	(126,587)	(104,457)
Total stockholders’ equity	342	5,530
Total liabilities and stockholders’ equity	$36,534	$39,088

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

Net revenue	$2,511	$1,145	$5,680	$1,430
Cost of revenue	1,491	952	2,973	1,281
Gross profit	1,020	193	2,707	149

Operating expenses:
Research and development	719	1,397	1,330	2,959
Selling, general and administrative	8,129	7,358	23,835	23,021
Loss from operations	(7,828)	(8,562)	(22,458)	(25,831)

Interest expense	274	248	485	1,105
Change in fair value of earnout liability	(2,220)	(5,174)	(280)	(29,938)
Change in fair value of warrants	(3,283)	(106)	(625)	(46)
Change in fair value of PIPE make-whole liability	—	(3,336)	—	(432)
Merger-related transaction costs expensed	—	—	—	4,009
Other non-operating (gains) losses, net	(303)	1,575	99	1,585
Loss before income taxes	(2,296)	(1,769)	(22,137)	(2,114)
Income tax benefit	(5)	(16)	(7)	(1,296)
Net loss and comprehensive loss	(2,291)	(1,753)	(22,130)	(818)
Deemed dividend from warrant price adjustment	—	661	—	661
Net loss available to common stockholders	$(2,291)	$(2,414)	$(22,130)	$(1,479)

Net loss per share of Class A and Class B Common Stock:
Basic	$(0.06)	$(0.09)	$(0.56)	$(0.06)
Diluted	$(0.06)	$(0.21)	$(0.56)	$(0.10)
Weighted-average common shares outstanding:
Basic	40,233,820	28,045,995	39,320,117	24,259,035
Diluted	40,233,820	29,199,253	39,320,117	24,914,569

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2024	—	$—	—	$—	—	$—	—	$—	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530

Issuance of common stock	—	—	—	—	—	—	—	—	561,739	—	—	—	640	—	640
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	125,000	—	(125,000)	—	—	—	—
Settlement of notes payable in Class A common stock	—	—	—	—	—	—	—	—	631,805	—	—	—	828	—	828
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	510,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,802	—	9,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,839)	(19,839)

Balance at December 31, 2024	—	—	—	—	—	—	—	—	34,652,774	—	2,004,901	—	$121,257	(124,296)	(3,039)

Issuance of Class A common stock in settlement of liabilities	—	—	—	—	—	—	—	—	610,586	—	—	—	553	—	553
Issuance of Class A common stock for RaGE earnout	—	—	—	—	—	—	—	—	563,100	—	—	—	1,752	—	1,752
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	10,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,748,188	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,352	—	3,352
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,291)	(2,291)

Balance at March 31, 2025	—	$—	—	$—	—	$—	—	$—	37,584,648	$—	2,004,901	$—	$126,929	$(126,587)	$342

Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)

Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—	—	—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366

Reverse recapitalization transactions, net (Note 3)	—	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	29,880	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	26,186	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,441	—	1,441
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,753)	(1,753)

Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	23,600,558	$—	2,254,901	$—	$89,394	$(85,241)	$4,153

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six months ended March 31,
	2025	2024
Operating activities
Net loss	$(22,130)	$(818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	246	230
Amortization of intangible assets	878	636
Issuance of warrants in connection with notes payable, charged to interest expense	—	884
Change in fair value of earnout liability	(280)	(29,938)
Change in fair value of warrants	(625)	(46)
Change in fair value of PIPE make-whole liability	—	(432)
Merger-related transaction costs expensed	—	4,009
Stock-based compensation	13,154	14,146
Deferred income taxes	(13)	(1,296)
Loss on disposal of assets	417	—
Other non-cash items	251	—
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	1,134	(23)
Inventory	619	113
Prepaid expenses and other assets	(105)	(257)
Accounts payable	2,161	1,358
Accrued expenses and other current liabilities	2,777	(255)
Net cash used in operating activities	(1,516)	(11,689)

Investing activities
Acquisition of EMI Solutions, Inc., net of cash acquired	—	(1,110)
Acquisition of property and equipment	(16)	(40)
Net cash used in investing activities	(16)	(1,150)

Financing activities
Proceeds from issuance of common stock	600	3,286
Proceeds from issuance of notes payable	1,725	246
Proceeds from issuance of convertible notes	—	200
Proceeds from exercise of warrants	15	—
Principal payments on notes payable	(119)	(1,177)
Principal payments on notes payable – related parties	—	(1,030)
Deferred consideration paid for acquisition of business	(174)	—
Proceeds from the Merger and PIPE	—	21,014
Merger-related transaction costs paid	—	(6,796)
Net cash provided by financing activities	2,047	15,743

Net increase in cash	515	2,904
Cash, beginning of period	266	89
Cash, end of period	$781	$2,993

Supplemental cash flow information
Cash paid for interest	$255	$368
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in common stock	$1,245	$—
Issuance of Class A Common Stock for RaGE earnout	1,752	—
Unpaid Merger-related transaction costs	—	1,575
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	—	8,856
Unpaid purchase consideration for acquisition of businesses	—	886
Conversion of SAFEs to common stock	—	1,522
Deemed dividend from warrant price adjustment	—	661
Issuance of warrants in connection with notes payable, recorded as debt discount	—	107

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development and other operating expenses. For the six months ended March 31, 2025 and 2024, the Company incurred losses from operations of $22,458 and $25,831, respectively, and as of March 31, 2025, the Company had an accumulated deficit of $126,587. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2024 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2024 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2025 and its condensed consolidated results of operations and cash flows for the periods ended March 31, 2025 and 2024. The condensed consolidated results of operations for the three months and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025 or for any other future annual or interim period.

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation

Cash

As of March 31, 2025 and September 30, 2024, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 or September 30, 2024. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of March 31, 2025 and September 30, 2024 and bad debt expense for the six months ended March 31, 2025 and 2024 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, manufacturing labor, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company writes down the carrying value of excess and obsolete inventory, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any such write-downs are charged to cost of revenue and are a permanent reduction of the carrying value of inventory. Write-downs of excess and obsolete inventory for the six months ended March 31, 2025 and 2024 were not material.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Intangible Assets, net

The Company’s intangible assets principally consist of acquired developed technology and customer relationships and have finite lives ranging from one to fifteen years. The Company amortizes intangible assets over their useful lives on a straight-line basis, which the Company believes approximates the pattern in which the economic benefits of the intangible assets are expected to be utilized. To the extent that an acquired developed technology is incorporated in, or used to produce, a product the Company currently produces and sells, the related amortization expense is included in cost of revenue in the condensed consolidated statements of operations and comprehensive loss. Amortization expense on other acquisition-related intangible assets is included in operating expenses.

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

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the six months ended March 31, 2025 and 2024.

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

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the six months ended March 31, 2025 and 2024.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the six months ended March 31, 2025 and 2024. The Company does not have material variable consideration, and the Company’s revenue arrangements do not contain significant financing components. Payment terms are principally net 30 days to net 45 days.

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

There were no contract assets recorded on the condensed consolidated balance sheets as of March 31, 2025 or September 30, 2024. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

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

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares are exercisable upon obtaining stockholder approval, which the Company obtained on January 3, 2025. During the six months ended March 31, 2025, warrants to purchase 1,500,000 shares of Class A Common Stock were exercised, for net proceeds to the Company of $15.

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

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of March 31, 2025, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,400. As a result of changes in the estimated fair value of the liability, the Company recognized non-cash gains (losses) of $(280) and $29,938, respectively, for the six months ended March 31, 2025 and 2024, which are included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive loss.

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

The Company accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, the Company recorded a non-cash gain of $432 for the six months ended March 31, 2024, which is included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive loss.

See Note 11, Fair Value Measurements, for additional information on the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

Legacy Mobix incurred $6,363 of transaction costs in connection with the Merger, which was determined to be a capital-raising transaction for Legacy Mobix. The Company allocated this amount between the equity-classified instruments and liability-classified instruments, based on their relative fair values, and during the six months ended March 31, 2024, the Company recorded the $2,354 of costs associated with equity-classified instruments as a reduction of additional paid-in capital and charged the remaining $4,009 of costs associated with liability-classified instruments to expense. The Company also recognized a liability for unpaid transaction costs of Chavant totaling $3,090, which the Company recorded as a reduction of the proceeds of the Merger at the time of the Closing.

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

EMI Solutions, Inc.

On December 18, 2023, the Company completed the acquisition of EMI Solutions when the Company acquired all of the issued and outstanding common shares of EMI Solutions, which is accounted for as a business combination. EMI Solutions is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and through March 31, 2025 the Company paid an additional $1,523. The remaining $522 cash portion of the consideration is payable through June 2025.

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

RaGE Systems, Inc.

On May 21, 2024, the Company completed the acquisition of RaGE Systems when the Company acquired all of the issued and outstanding common shares of RaGE Systems pursuant to a business combination agreement (the “RaGE Business Combination Agreement”). RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. Aggregate consideration for the acquisition was $9,518, consisting of 3,214,045 shares of the Company’s Class A Common Stock having a fair value of $7,682 and $2,000 in cash, of which the Company paid $200 during the year ended September 30, 2024. The remaining $1,800 is currently payable. The Company also entered into employment agreements with each of the RaGE stockholders.

The Company estimated the useful lives of the customer relationships, developed technology and trade name intangible assets are twelve years, seven years, and two and one-half years, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earn-out payments of up to $8,000, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company (the “RaGE Earn-out”). Because the RaGE Earn-out arrangement is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of March 31, 2025, the Company estimated the amount of the payments it expects to make under the RaGE Earn-out, based upon its expectation of the level of achievement of the financial targets over the measurement period, and for the three months and six months ended March 31, 2025, the Company recognized expense of $573 and $2,219, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Pro forma information

The following table shows unaudited pro forma net revenue and net loss of the Company for the three months and six months ended March 31, 2024, as if the acquisitions of EMI Solutions and RaGE Systems had each been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisitions occurred on October 1, 2022.

	Three months ended March 31, 2024	Six months ended March 31, 2024

Net revenue	$3,024	$5,300
Net loss	(1,280)	(1,539)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Inventory

Inventory consists of the following:

	March 31,	September 30,
	2025	2024

Raw materials	$775	$1,550
Finished goods	331	175
Total inventory	$1,106	$1,725

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	March 31,	September 30,
	Life (years)	2025	2024

Equipment and furniture	5 - 7	$632	$948
Laboratory equipment	5	681	687
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	891
Property and equipment, gross		1,354	2,526
Less: Accumulated depreciation		(824)	(1,349)
Property and equipment, net		$530	$1,177

Depreciation expense for the three months ended March 31, 2025 and 2024 was $123 and $117, respectively. Depreciation expense for the six months ended March 31, 2025 and 2024 was $246 and $230, respectively.

During the six months ended March 2025, the Company recognized losses of $417 on the disposal of certain assets, principally consisting of equipment and furniture and leasehold improvements, at a leased office the Company vacated. Such losses are included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 7 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	March 31, 2025			September 30, 2024
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,507)	$3,182	$5,689	$(2,216)	$3,473
Customer relationships	12 – 15	11,900	(916)	10,984	11,900	(458)	11,442
Trade names	2 – 2.5	300	(133)	167	300	(68)	232
Backlog	1	—	—	—	300	(236)	64
		$17,889	$(3,556)	$14,333	$18,189	$(2,978)	$15,211

Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $407 and $399, respectively. Amortization expense related to intangible assets for the six months ended March 31, 2025 and 2024 was $878 and $636, respectively. The weighted-average remaining lives of intangible assets as of March 31, 2025 were developed technology 5.5 years; customer relationships 12.1 years; and trade names 1.4 years.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Estimated future amortization expense for intangible assets by fiscal year as of March 31, 2025 is as follows:

Years ending September 30,
2025 (remaining six months)	$815
2026	1,589
2027	1,510
2028	1,498
2029	1,498
Thereafter	7,423
Total	$14,333

Note 8 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the six months ended March 31, 2025 and 2024.

	Six months ended March 31,
	2025	2024

Balance at beginning of period	$16,066	$5,217
Acquisition of EMI Solutions	—	5,542
Balance at end of period	$16,066	$10,759

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2025	2024

Accrued compensation and benefits	$2,415	$1,770
Accrued professional fees	417	340
Accrued interest	185	177
Deferred revenue	895	1,076
Committed equity facility fees	1,553	1,553
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earn-out	3,452	2,098
Other	2,053	2,221
Total accrued expenses and other current liabilities	$12,060	$10,325

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 10 — Debt

Debt consists of the following:

	March 31,	September 30,
	2025	2024

Notes payable	$1,773	$598
7% promissory notes – related parties	2,495	2,495
Notes payable – related parties	330	330
Total debt	4,598	3,423
Less: Amounts classified as current	(4,046)	(2,141)
Noncurrent portion	$552	$1,282

Notes Payable

During the six months ended March 31, 2025, the Company entered into a $200 note payable with a bank for net proceeds of $195. The note has an eighteen month term and requires weekly payments totaling $282, including finance charges. The note is secured by substantially all of the Company’s assets and is guaranteed by an officer and director of the Company. The Company also borrowed $100 from an unrelated investor, which the Company agreed in April 2025 to exchange for 166,875 shares of its Class A Common Stock and cash of $16.

During the six months ended March 31, 2025, the Company entered into two agreements for the purchase and sale of future receipts with unrelated buyers, pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $2,139 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $1,430. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through November 2025.

During the six months ended March 31, 2025, the Company and the holders of two notes agreed to settle the outstanding principal and accrued interest, totaling $545, for 631,805 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $283, which is included in “Other non-operating (gains) losses, net” in the condensed consolidated statements of operations and comprehensive loss.

During the six months ended March 31, 2024, the Company entered into two promissory notes having an aggregate principal amount of $250 with unrelated investors to meet its working capital needs. The Company entered into a $150 note payable with a bank for net proceeds of $146. The note had a thirteen month term, required weekly payments totaling $216 and was guaranteed by an officer and director of the Company. The other note had a principal amount of $100, was unsecured, bears interest at 6%, and was repaid by the Company in February 2024.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum, are unsecured and do not require principal payments prior to the maturity date. The notes had an initial maturity date of August 2022, but were amended in May 2022 to extend their maturity to July 2023. During the six months ended March 31, 2025 and 2024, the Company made principal payments of $0 and $586 on the 7% promissory notes and as of March 31, 2025 an aggregate principal amount of $2,495 remains outstanding.

In October 2024, the Company and the holder of one promissory note, having a principal balance of $1,326, agreed to extend the payment terms. Under the agreement, the Company is obligated repay the note in monthly payments of varying amounts through September 2026. As a result of this agreement, the Company has reclassified $518 of the principal balance to “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of March 31, 2025. The portion of the 7% promissory notes due within one year is included in “Notes payable — related parties, current” in the condensed consolidated balance sheet.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Notes Payable — Related Parties

As of March 31, 2025 and September 30, 2024, the Company had one outstanding note payable to a related party, with a principal balance of $330. The note matured in November 2024 and the Company repaid the note in April 2025. The note was unsecured and bore interest at 16% per annum. During the six months ended March 31, 2025 and 2024, the Company made principal payments of $0 and $444 on notes payable—related parties.

Note 11 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of March 31, 2025 and September 30, 2024 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature within one to two years of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of March 31, 2025 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$1,400	$1,400
PIPE Common Warrants	—	—	1,202	1,202
Private Warrants	—	—	312	312

Total	$—	$—	$2,914	$2,914

The Company classifies the earnout liability, the PIPE Common Warrants and the Private Warrants as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the six months ended March 31, 2025 or 2024. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Six months ended March 31, 2025:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Change in fair value included in net loss	(280)	(625)

Balance, March 31, 2025	$1,400	$1,514

Six months ended March 31, 2024:	Earnout Liability	Liability Classified Warrants	PIPE Make-Whole Liability	SAFEs
Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	882	2,071	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Change in fair value included in net loss	(29,938)	(46)	(432)	10

Balance, March 31, 2024	$3,621	$836	$1,639	$—

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	March 31, 2025	September 30, 2024
Stock price	$0.89	$1.06
Expected volatility	75.0%	70.0%
Risk-free rate	4.0%	3.6%
Contractual term	6.7 years	7.2 years

PIPE Common Warrants

The Company estimates the fair value of the PIPE Common Warrants using the Black-Scholes option pricing model, which utilizes significant assumptions, including volatility, expected term and risk-free rate. The following table summarizes the assumptions used in estimating the fair value of the PIPE Common Warrants at the respective dates:

	March 31, 2025	September 30, 2024
Stock price	$0.89	$1.06
Expected volatility	57.4%	55.7%
Risk-free rate	4.0%	3.5 – 3.9%
Contractual term	0.8 – 4.8 years	1.1 – 5.1 years

Note 12 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from nine months to 2.4 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants.

In March 2025, the Company entered into an operating lease for a 2,713 square foot facility in Irvine, California, used as its corporate headquarters. The lease has an initial term of two years, with monthly rent payments of $7, and requires a security deposit of $22. In connection with the lease, the Company recognized a right-of-use asset and an operating lease liability of $145.

Also in March 2025, the Company vacated a leased 19,436 square foot office in Irvine, California, having a remaining lease term of 2.4 years. The lease requires a security deposit of $400, which is recorded in other assets in the condensed consolidated balance sheets.

Effective October 1, 2024, the Company entered into an operating lease with a related party for a 6,149 square foot facility in Irvine, California used for the design, manufacture and sale of the Company’s interconnect products. The lease has an initial term of fifteen months, with monthly rent payments of $12, and requires a security deposit of $30. Rent paid under the lease was $35 and $71 for the three months and six months ended March 31, 2025. In connection with the lease, the Company recognized a right-of-use asset of $162. As of March 31, 2025, an operating lease liability under this lease of $101 is included in “Operating lease liabilities, current” in the condensed consolidated balance sheets.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Six months ended March 31,
	2025	2024
Operating lease cost	$316	$200
Short-term lease cost	24	46
Total lease cost	$340	$246

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended March 31, 2025 and 2024 was $378 and $273, respectively. As of March 31, 2025, the weighted-average remaining lease term was 2.2 years, and the weighted-average discount rate was 15.6%. There are no other leases that had not yet commenced as of March 31, 2025 that will create significant additional rights and obligations for the Company.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2025:

Years ending September 30,
2025 (remaining six months)	$422
2026	759
2027	574
Total minimum lease payments	1,755
Less: imputed interest	(262)
Present value of future minimum lease payments	1,493
Less: current obligations under leases	(642)
Long-term lease obligations	$851

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of March 31, 2025 or September 30, 2024.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 14 — Income Taxes

The Company recorded an income tax benefit of $5 and $16 for the three months ended March 31, 2025 and 2024, respectively, and an income tax benefit of $7 and $1,296 for the six months ended March 31, 2025 and 2024, respectively. The Company calculated the provision (benefit) for income taxes for the three months and six months ended March 31, 2025 and 2024 using the discrete year-to-date method. For the three months and six months ended March 31, 2025, and for the three months ended March 31, 2024, the Company’s income tax benefit differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

In connection with the December 2023 acquisition of EMI Solutions, during the six months ended March 31, 2024 the Company recognized additional deferred tax liabilities totaling $1,084 associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the six months ended March 31, 2024 the Company recognized an income tax benefit of $1,280 for the resulting reduction of the valuation allowance on its deferred tax assets.

Note 15 — Equity

In connection with the Merger, the Company adopted its amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock. As of March 31, 2025, the board of directors had not designated any series of preferred stock, and no shares of preferred stock were issued or outstanding.

During the six months ended March 31, 2025, the Company sold 521,739 shares of its Class A Common Stock to an unaffiliated investor for net proceeds of $600. The Company also issued 610,586 shares of its Class A Common Stock to certain vendors in settlement of $700 of accounts payable. In connection therewith, the Company recognized a gain of $147. Also during the six months ended March 31, 2025, holders of 125,000 shares of the Company’s Class B Common Stock elected to convert such shares into the same number of shares of the Company’s Class A Common Stock.

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

As of March 31, 2025, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	37,584,648
Reserve for conversion of Class B Common Stock	2,004,901
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants	7,678,779
Reserve for Earnout shares	3,500,000
Reserve for RaGE Earn-out	642,809
Stock options and RSUs outstanding	8,853,039
Awards available for grant under 2023 Equity Incentive Plan	7,851,764
Awards available for grant under 2023 Employee Stock Purchase Plan	687,055
Shares of Class A Common stock available for issuance	207,197,005

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 16 — Warrants

Outstanding warrants consist of the following:

	March 31, 2025	September 30, 2024
Public Warrants	6,000,000	6,000,000
Private Warrants	3,000,000	3,000,000
PIPE Warrants	250,000	1,750,000
PIPE Common Warrants	5,755,396	5,755,396
Other warrants	1,673,383	2,170,403
Total	16,678,779	18,675,799

Liability-Classified Warrants

The Company accounts for the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of March 31, 2025, all of the Private Warrants remain outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $312. As a result of changes in the fair value of the liability, the Company recorded non-cash gains (losses) of $18 and $(480) for the six months ended March 31, 2025 and 2024, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

The Company also accounts for the PIPE Common Warrants—issued in a July 2024 private placement—as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. As of March 31, 2025, the Company adjusted the carrying amount of the liability for the PIPE Common Warrants to its estimated fair value of $1,202, included in “Other noncurrent liabilities” in the condensed consolidated balance sheets. As a result of changes in the fair value of the liability, the Company recorded a non-cash gain of $607 for the six months ended March 31, 2025, which is included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

Other Warrants

During the six months ended March 31, 2025, PIPE Warrants to purchase an aggregate of 1,500,000 shares of the Company’s Class A Common Stock were exercised, for net proceeds to the Company of $15.

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

During the six months ended March 31, 2024, the Company issued warrants to purchase an aggregate of 51,020 shares of its common stock at $0.01 per share in connection with borrowings and warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. The Company also agreed to issue warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger.

In addition, during the six months ended March 31, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. During the six months ended March 31, 2024, the Company recognized $732 of interest expense for the estimated fair value of these warrants.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 17 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The Company has reserved 10,600,000 shares of its Class A Common Stock for issuance under the terms of the 2023 Equity Incentive Plan. Prior to the Merger, Legacy Mobix had three equity incentive plans which provided for the issuance of stock-based compensation awards.

Restricted Stock Units

In connection with the Merger, all of Legacy Mobix’s RSUs were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

Prior to the Merger, Legacy Mobix agreed, contingent upon closing of the Merger, to issue an aggregate of 5,000,000 RSUs (of which 999,999 were subsequently modified to common stock warrants upon the holder’s termination of employment) to certain of its officers and key employees over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards was subject to both a service condition and a performance condition (the completion of the Merger), the Company determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing. Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company recognizes the value of these awards over the requisite service period and during the six months ended March 31, 2024, the Company recognized additional stock-based compensation expense of $10,858 relating to these awards, representing a catch-up for the portion of the service period that had elapsed from the date of the awards through the Closing.

During the six months ended March 31, 2025, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 999,999 common stock warrants and grant the holder an additional 250,000 common stock warrants. The warrants are immediately exercisable and have an exercise price of $0.01 per share. Subsequently, the Company agreed to cancel 450,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the six months ended March 31, 2025 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the six months ended March 31, 2025 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at September 30, 2024	4,463,253	$7.93
Granted	2,298,075	1.48
Forfeited	(13,093)	6.84
Vested	(520,000)	0.80
Outstanding at March 31, 2025	6,228,235	6.15

Unrecognized compensation expense related to RSUs was $18,345 as of March 31, 2025 and is expected to be recognized over a weighted-average period of 2.5 years.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Stock Options

Stock option activity for the six months ended March 31, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2024	2,740,846	$4.89
Expired	(64,988)	6.65
Forfeited	(51,054)	6.77
Outstanding at March 31, 2025	2,624,804	4.81	6.3
Exercisable at March 31, 2025	2,413,418	4.66	6.3

Unrecognized stock-based compensation expense related to stock options, totaling $713 as of March 31, 2025, is expected to be recognized over a weighted-average period of 1.4 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of March 31, 2025 was $466 and $466, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2025 and 2024 was $0 and $1,938, respectively. The total fair value of options that vested during the six months ended March 31, 2025 and 2024 was $342 and $1,221, respectively.

The weighted-average grant date fair value of options granted during the six months ended March 31, 2024 was $3.50; no options were granted during the six months ended March 31, 2025. The fair value of stock options granted was estimated with the following assumptions:

	Six months ended March 31, 2024
	Range
	Low	High
Expected volatility	54.8%	55.6%
Expected dividend yield	0%	0%
Risk-free interest rate	3.9%	4.4%
Expected term (years)	4.5	5.3

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

Cost of revenue	$42	$—	$58	$—
Research and development	65	274	146	775
Selling, general and administrative	3,245	1,167	12,950	13,371
Total stock-based compensation expense	$3,352	$1,441	$13,154	$14,146

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

	Three months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(2,177)	$(114)	$(1,612)	$(141)
Deemed dividend from warrant price adjustment	—	—	(608)	(53)
Net loss available to common stockholders	(2,177)	(114)	(2,220)	(194)
Denominator:
Weighted-average shares outstanding	38,228,919	2,004,901	25,791,094	2,254,901
Basic net loss per share	$(0.06)	$(0.06)	$(0.09)	$(0.09)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(2,177)	$(114)	$(2,220)	$(194)
Change in fair value of PIPE make-whole liability	—	—	(3,068)	(268)
Change in fair value of liability-classified warrants	—	—	(483)	(42)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(114)	—	(504)	—
Reallocation of net loss	—	—	—	19
Allocation of net loss	$(2,291)	(114)	(6,275)	(485)

Denominator:
Number of shares used in basic earnings per share calculation	38,228,919	2,004,901	25,791,094	2,254,901
Shares issuable in satisfaction of PIPE make-whole liability	—	—	1,052,030	—
Shares issuable under liability-classified warrants	—	—	101,228	—
Conversion of Class B to Class A Common Stock	2,004,901	—	2,254,901	—
Number of shares used in per share computation	40,233,820	2,004,901	29,199,253	2,254,901
Diluted net loss per share	$(0.06)	$(0.06)	$(0.21)	$(0.21)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Six months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(20,974)	$(1,156)	$(742)	$(76)
Deemed dividend from warrant price adjustment	—	—	(600)	(61)
Net loss available to common stockholders	(20,974)	(1,156)	(1,342)	(137)
Denominator:
Weighted-average shares outstanding	37,266,452	2,053,665	22,004,134	2,254,901
Basic net loss per share	$(0.56)	$(0.56)	$(0.06)	$(0.06)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(20,974)	$(1,156)	$(1,342)	$(137)
Change in fair value of PIPE make-whole liability	—	—	(392)	(40)
Change in fair value of liability-classified warrants	—	—	(476)	(49)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(1,156)	—	(226)	—
Reallocation of net loss	—	—	—	6
Allocation of net loss	$(22,130)	(1,156)	(2,436)	(220)

Denominator:
Number of shares used in basic earnings per share calculation	37,266,452	2,053,665	22,004,134	2,254,901
Shares issuable in satisfaction of PIPE make-whole liability	—	—	580,628	—
Shares issuable under liability-classified warrants	—	—	74,906	—
Conversion of Class B to Class A Common Stock	2,053,665	—	2,254,901	—
Number of shares used in per share computation	39,320,117	2,053,665	24,914,569	2,254,901
Diluted net loss per share	$(0.56)	$(0.56)	$(0.10)	$(0.10)

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Six months ended March 31,
	2025	2024
Public Warrants and Private Warrants	9,000,000	9,000,000
PIPE Common Warrants	5,755,396	—
Other common stock warrants	763,384	—
Earnout shares	3,500,000	3,500,000
Shares issuable under RaGE Earn-out	642,809	—
RSUs	6,228,235	4,078,559
Stock options	2,624,804	4,522,529
	28,514,628	21,101,088

Note 19 — Concentrations

For the three months ended March 31, 2025, one customer accounted for 60% of the Company’s net revenue. For the three months ended March 31, 2024, one customer accounted for 26% of the Company’s net revenue. For the six months ended March 31, 2025, one customer accounted for 64% of the Company’s net revenue. For the six months ended March 31, 2024, three customers accounted for 48% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of March 31, 2025, one customer had a balance due that represented 61% of the Company’s total accounts receivable. As of September 30, 2024, two customers had balances due that represented 71% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

United States	$2,265	$980	$5,313	$1,248
Other	246	165	367	182
Total net revenue	$2,511	$1,145	$5,680	$1,430

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 21 — Subsequent Events

April 2025 Offering

On April 4, 2025, the Company entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor. Pursuant to the 2025 Securities Purchase Agreement, on April 7, 2025 the Company issued 3,850,000 shares of Class A common stock and a pre-funded warrant to purchase up to 1,026,860 shares of Class A Common Stock in a registered direct offering priced at-the-market under Nasdaq rules (the “Registered Direct Offering”). The public offering price for each share was $0.8202 and the public offering price for each pre-funded warrant was $0.8201. In addition, in a concurrent private placement (together with the Registered Direct Offering, the “April 2025 Offering”), the Company issued unregistered common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of the Company’s Class A Common Stock. The pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and may be exercised at any time. The Common Warrants have an exercise price of $0.8202, are exercisable upon receipt of stockholder approval of the issuance of the shares of Class A Common Stock underlying the Common Warrants and will expire five years after such stockholder approval. The net proceeds to the Company from the April 2025 Offering were $3,645, after payment of the placement agent’s fees and expenses. The Company intends to use the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

In connection with the April 2025 Offering, the Company also amended the outstanding Series A Warrants and Series B Warrants (issued in July 2024) to purchase up to an aggregate of 5,755,396 shares of Class A Common Stock, to reduce the exercise price from $1.39 per share to $0.8202 per share. The Company also extended the term of the Series B warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030. The PIPE Common Warrants are exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Class A Common Stock upon exercise of the PIPE Common Warrants at the exercise price of $0.8202.

The Company also paid the placement agent fees and totaling $355 and issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, become exercisable upon stockholder approval, will expire on April 4, 2030 and are not transferable prior to October 1, 2025.

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

Recent Developments

April 2025 Offering

On April 4, 2025, we entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor. Pursuant to the 2025 Securities Purchase Agreement, on April 7, 2025 we issued 3,850,000 shares of Class A common stock and a pre-funded warrant to purchase up to 1,026,860 shares of our Class A Common Stock in a registered direct offering priced at-the-market under Nasdaq rules (the “Registered Direct Offering”). The public offering price for each share was $0.8202 and the public offering price for each pre-funded warrant was $0.8201. In addition, in a concurrent private placement (together with the Registered Direct Offering, the “April 2025 Offering”), we issued unregistered common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of our Class A Common Stock. The pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and may be exercised at any time. The Common Warrants have an exercise price of $0.8202, are exercisable upon receipt of stockholder approval of the issuance of the shares of Class A Common Stock underlying the Common Warrants and will expire five years after such stockholder approval. The net proceeds to us from the April 2025 Offering were $3,645, after payment of the placement agent’s fees and expenses. We intend to use the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

In connection with the April 2025 Offering, we also amended the outstanding PIPE Common Warrants, as discussed below under July 2024 Private Placement.

We paid the placement agent fees and totaling $355 and issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, become exercisable upon receipt of stockholder approval, will expire on April 4, 2030 and are not transferable prior to October 1, 2025.

In the 2025 Securities Purchase Agreement, we agreed, subject to certain exceptions, not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Class A Common Stock or any securities convertible into or exercisable or exchangeable for shares of Class A Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto until sixty days after the stockholder approval date, subject to certain exceptions. In addition, we agreed not to effect or enter into an agreement to effect any issuance of Class A Common Stock or any securities convertible into or exercisable or exchangeable for shares of Class A Common Stock involving a variable rate transaction (as defined in the 2025 Securities Purchase Agreement) until August 29, 2025, subject to certain exceptions.

Nasdaq Delinquency Notice

On April 28, 2025, we received a delinquency notification letter (the “MVLS Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million. In addition, on April 28, 2025, we received a delinquency notification letter (the “Bid Price Notice”, together with the MVLS Notice, the “Notices”) from the Staff due to the non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Notices stated that, as of their date, the stock price of our Class A Common Stock was below $1.00 and our MVLS was below $35 million, in each case for 30 consecutive business days. The Notices have no immediate effect on the listing or trading of the shares of Class A Common Stock on Nasdaq. We have until October 27, 2025 to regain compliance. If we are not in compliance with the Minimum Bid Price Requirement by October 27, 2025, we may qualify for a second 180 calendar day compliance period. However, if we fail to timely regain compliance with the Minimum Bid Price Requirement during the second 180 calendar day period, or if we are not in compliance with the MVLS Requirement by October 27, 2025, our shares will be subject to delisting from Nasdaq.

July 2024 Private Placement

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

The PIPE Common Warrants are comprised of Series A Warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series A Warrants”) and Series B Warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series B Warrants”). As part of the April 2025 Offering, we amended the outstanding Series A Warrants and Series B Warrants to reduce the exercise price from $1.39 per share to $0.8202 per share. We also extended the term of the Series B Warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030. The PIPE Common Warrants are exercisable beginning on the effective date of stockholder approval of the issuance of the shares of Class A Common Stock upon exercise of the PIPE Common Warrants at the exercise price of $0.8202.

In connection with the Private Placement, we paid the placement agent fees and expenses of $415 and issued the placement agent warrants to purchase an aggregate of 201,439 shares of our Class A Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.7375 per share, became exercisable beginning on the effective date of stockholder approval, which was obtained on January 3, 2025, and will expire on January 3, 2030. Moreover, upon any exercise for cash of the PIPE Common Warrants, we will pay the placement agent cash fees aggregating 8% of the gross proceeds received from the exercise of the PIPE Common Warrants and will also issue to the placement agent additional Placement Agent Warrants to purchase a number of shares of our Class A Common Stock equal to 7.0% of the aggregate number of shares of our Class A Common Stock issued upon such exercise of the PIPE Common Warrants.

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

Financing Activities

During the six months ended March 31, 2025, we had additional financing activity, consisting of the issuance of notes payable, agreements for the sale and purchase of future receipts and sales of shares of our Class A Common Stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

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

Results of Operations

Comparison of the Three Months and Six Months Ended March 31, 2025 and 2024

(dollars in thousands)	Three months ended March 31,		Change
	2025	2024	$	%

Net revenue	$2,511	$1,145	$1,366	119%
Cost of revenue	1,491	952	539	57%
Gross profit	1,020	193	827	428%

Operating expenses:
Research and development	719	1,397	(678)	(49)%
Selling, general and administrative	8,129	7,358	771	10%

Loss from operations	(7,828)	(8,562)	734	(9)%

Interest expense	274	248	26	10%
Change in fair value of earnout liability	(2,220)	(5,174)	2,954	(57)%
Change in fair value of warrants	(3,283)	(106)	(3,177)	nm
Change in fair value of PIPE make-whole liability	—	(3,336)	3,336	(100)%
Other non-operating (gains) losses, net	(303)	1,575	(1,878)	(119)%

Loss before income taxes	(2,296)	(1,769)	(527)	30%
Income tax benefit	(5)	(16)	11	(69)%

Net loss and comprehensive loss	$(2,291)	$(1,753)	$(538)	31%

“nm” indicates amount is not meaningful.

(dollars in thousands)	Six months ended March 31,		Change
	2025	2024	$	%

Net revenue	$5,680	$1,430	$4,250	297%
Cost of revenue	2,973	1,281	1,692	132%
Gross profit	2,707	149	2,558	nm

Operating expenses:
Research and development	1,330	2,959	(1,629)	(55)%
Selling, general and administrative	23,835	23,021	814	4%

Loss from operations	(22,458)	(25,831)	3,373	(13)%

Interest expense	485	1,105	(620)	(56)%
Change in fair value of earnout liability	(280)	(29,938)	29,658	(99)%
Change in fair value of warrants	(625)	(46)	(579)	nm
Change in fair value of PIPE make-whole liability	—	(432)	432	(100)%
Merger-related transaction costs expensed	—	4,009	(4,009)	(100)%
Other non-operating losses, net	99	1,585	(1,486)	(94)%

Loss before income taxes	(22,137)	(2,114)	(20,023)	947%
Income tax benefit	(7)	(1,296)	1,289	(99)%

Net loss and comprehensive loss	$(22,130)	$(818)	$(21,312)	nm

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the six months ended March 31, 2025 and 2024). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of revenue. Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competition, global economic conditions, and other factors.

Our net revenue was $2,511 for the three months ended March 31, 2025 compared to $1,145 for the three months ended March 31, 2024, an increase of $1,366 or 119%. The increase principally reflects the addition of sales of our wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems, partly offset by lower sales of interconnect products and AOCs.

For the six months ended March 31, 2025, our net revenue was $5,680 compared to $1,430 for the six months ended March 31, 2024, an increase of $4,250 or 297%. The increase principally reflects the addition of sales of our wireless systems solutions (acquired in our May 2024 acquisition of RaGE Systems) and increased sales of our interconnect products (acquired in our December 2023 acquisition of EMI Solutions), partly offset by lower sales of AOCs.

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

Cost of revenue was $1,491 for the three months ended March 31, 2025 compared to $952 for the three months ended March 31, 2024, an increase of $539 or 57%. The change principally reflects the addition of sales of our wireless systems solutions and interconnect products as discussed above.

Cost of revenue was $2,973 for the six months ended March 31, 2025 compared to $1,281 for the six months ended March 31, 2024, an increase of $1,692 or 132%. The change principally reflects the addition of sales of our wireless systems solutions and, to a lesser extent, lower sales of interconnect products and AOCs.

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

Research and development expenses were $719 for the three months ended March 31, 2025 compared to $1,397 for the three months ended March 31, 2024, a decrease of $678 or 49%. The decrease principally reflects lower costs for outside services, lower stock-based compensation expense and lower employee compensation and benefits resulting from the workforce and cost reduction actions taken during the fiscal year ended September 30, 2024. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

Research and development expenses were $1,330 for the six months ended March 31, 2025 compared to $2,959 for the six months ended March 31, 2024, a decrease of $1,629 or 55%. The decrease principally reflects lower costs for outside services, lower stock-based compensation expense and lower employee compensation and benefits resulting from the workforce and cost reduction actions taken during the fiscal year ended September 30, 2024. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

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

Selling, general and administrative expenses were $8,129 for the three months ended March 31, 2025 compared to $7,358 for the three months ended March 31, 2024, an increase of $771. The increase reflects higher stock-based compensation expense, a $573 charge for estimated amounts payable under the RaGE Earn-out, losses on the disposal of assets and the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024. These amounts were partly offset by lower compensation and benefits and lower outside professional fees.

Selling, general and administrative expenses were $23,835 for the six months ended March 31, 2025 compared to $23,021 for the six months ended March 31, 2024, an increase of $814. The increase reflects a $2,219 charge for estimated amounts payable under the RaGE Earn-out, the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024 and increased stock-based compensation expense. These amounts were partly offset by lower compensation and benefits and decreases in outside professional fees and insurance costs. Stock based-compensation expense for the six months ended March 31, 2024 included the impact of certain awards whose vesting is contingent on both the completion of the Merger and the satisfaction of a service condition. Upon Closing, we recognized additional stock-based compensation expense of $10,858 relating to these awards, representing a “catch up” for the portion of the service period that had elapsed from the date of the awards through the Closing. During the six months ended March 31, 2025, we recognized additional stock-based compensation expense of $6,917 resulting from the acceleration of certain stock-based compensation awards.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $274 for the three months ended March 31, 2025 compared to $248 for the three months ended March 31, 2024, an increase of $26 or 10%. The increase principally reflects higher interest rates on outstanding borrowings.

Interest expense was $485 for the six months ended March 31, 2025 compared to $1,105 for the six months ended March 31, 2024, a decrease of $620 or 56%. The decrease principally reflects higher costs in the six months ended March 31, 2024 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings.

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

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of March 31, 2025, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $1,400. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains of $2,220 and $5,174, respectively, for the three months ended March 31, 2025 and 2024 and non-cash gains of $280 and $29,938, respectively, for the six months ended March 31, 2025 and 2024. The changes in the estimated fair value of the earnout liability are principally due to changes in price of our Class A Common Stock during the respective periods.

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

Change in Fair Value of Warrants

We account for the PIPE Common Warrants and the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in our own stock. We estimate the aggregate fair value of the 5,755,396 PIPE Common Warrants using the Black-Scholes option-pricing model. As of March 31, 2025, we adjusted the carrying amount of the liability for the PIPE Common Warrants to its estimated fair value of $1,202. As a result of changes in the fair value of the PIPE Common Warrants, for the three months and six months ended March 31, 2025 we recognized non-cash gains of $3,227 and $607, respectively.

At the time of Closing, we estimated the aggregate fair value of the 3,000,000 Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of March 31, 2025, all of the Private Warrants remained outstanding and we adjusted the carrying amount of the liability to its estimated fair value of $312. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains (losses) of $56 and $(420), respectively, for the three months ended March 31, 2025 and 2024 and non-cash gains (losses) of $18 and $(480), respectively, for the six months ended March 31, 2025 and 2024. The gains and losses are included in “Change in fair value of warrants” in the unaudited condensed consolidated statements of operations and comprehensive loss. Additional information relating to the PIPE Common Warrants and the Private Warrants can be found in the notes to our unaudited condensed consolidated financial statements included herein.

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

We accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to our common stock. At the time of Closing, we estimated the aggregate fair value of the liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, we recorded non-cash gains of $3,336 and $432, respectively, for the three months and six months ended March 31, 2024, which are included in “Change in fair value of PIPE make-whole liability” in the unaudited condensed consolidated statements of operations and comprehensive loss.

Other Non-Operating (Gains) Losses, Net

For the three months ended March 31, 2025, other non-operating gains, net of $(303) principally consist of a gain from the decrease in the fair value of a derivative liability and gains on the conversion of certain accounts payable into shares of our Class A Common Stock. For the six months ended March 31, 2025, other non-operating losses, net of $99 principally consist of a loss recognized upon the conversion of the outstanding principal balance of a note payable and accrued interest thereon into shares of our Class A Common Stock.

For the three months and six months ended March 31, 2024, other non-operating losses, net principally consist of commitment and other fees of $1,575 payable under the committed equity facility.

Income Tax Benefit

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

For the three months and six months ended March 31, 2025, and for the three months ended March 31, 2024, our provision (benefit) for income taxes differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period because we did not expect that the deferred tax asset arising from our pretax book losses would be realized in the future.

For the six months ended March 31, 2024, we recognized an income tax benefit of $1,296. In connection with our acquisition of EMI Solutions, we recognized additional deferred tax liabilities of $1,084 associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the six months ended March 31, 2024 we recognized an income tax benefit of $1,296, principally resulting from reductions of the valuation allowance previously recorded against our deferred tax assets.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the six months ended March 31, 2025 and 2024:

	Six months ended March 31,		Change
	2025	2024	$
Net cash used in operating activities	$(1,516)	$(11,689)	$10,173
Net cash used in investing activities	(16)	(1,150)	1,134
Net cash provided by financing activities	2,047	15,743	(13,696)
Net increase in cash	515	2,904	$(2,389)
Cash, beginning of period	266	89
Cash, end of period	$781	$2,993

Operating Activities

For the six months ended March 31, 2025, net cash used in operating activities was $1,516, which included the impact of our net loss of $22,130, offset by net non-cash charges of $14,028 and net decreases in working capital items of $6,586. The net non-cash charges principally consisted of stock-based compensation expense of $13,154 for stock options and restricted stock units and $1,124 of depreciation and amortization expense. The net working capital decrease principally consisted of increases in accounts payable and accrued expenses together with decreases in accounts receivable and inventory.

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

Investing Activities

Net cash used in investing activities of $16 for the six months ended March 31, 2025 consisted of payments for the acquisition of property and equipment.

Net cash used in investing activities of $1,150 for the six months ended March 31, 2024 principally consisted of payments for the acquisition EMI, net of acquired cash.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2025 of $2,047 consisted of $600 in proceeds from the issuance of common stock, and $1,725 in proceeds under agreements for the purchase and sale of future receipts and the issuance of a note payable and proceeds of $15 from the exercise of warrants to purchase shares of the Company’s Class A Common Stock. These amounts were partially offset by principal payments on notes payable of $119 and the payment of deferred consideration of $174 for the acquisition of a business.

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

Liquidity

As of March 31, 2025, our cash balance was $781 compared to $266 at September 30, 2024. We had a working capital deficit of $27,515 as of March 31, 2025 compared to a working capital deficit of $20,836 at September 30, 2024.

As of March 31, 2025, our debt consists of notes payable with an aggregate amount of $2,103 and 7% promissory notes—related parties with an aggregate principal amount of $2,495. Of these amounts, notes having an aggregate principal amount of $1,624 have reached their maturity date and are currently due. The remainder require weekly or monthly payments in varying amounts through September 2026.

Our total liabilities as of March 31, 2025 were $36,192 compared to $33,558 as of September 30, 2024. The increase in our total liabilities is principally due to a $1,593 increase in accounts payable, a $1,175 increase notes payable and a $467 increase in the liability for the RaGE Earn-out.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,755 payable over the next three years, (ii) unpaid commitment and other fees of $1,575 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to our acquisitions of EMI Solutions and RaGE Systems, payable at various dates through June 2025, and (iv) potential payments of up to $5,752 under the RaGE Earn-out, payable at various dates through March 2026.

Going Concern

We incurred a loss from operations of $22,458 for the six months ended March 31, 2025, and we incurred losses from operations of $46,395 and $35,544 for the years ended September 30, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $126,587. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

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

Our most critical accounting estimates include the assumptions we use in the determination of the fair value of the earnout liability, the fair value of common stock, stock-based compensation, the fair value of liability-classified warrants, the provision for income taxes, the accounting for business combinations and the measurement of definite-lived intangible assets and goodwill.

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

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	March 31, 2025	September 30, 2024
Stock price	$0.89	$1.06
Expected volatility	75%	70%
Risk-free rate	4.0%	3.6%
Contractual term	6.7 years	7.2 years

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

We have also issued warrants to purchase common stock to employees and service providers in exchange for services to us and we determined that those warrants should be accounted for as equity-classified awards. We determined the fair value of these warrants at the date of issuance using the Black-Scholes option pricing model, based on the variables and assumptions discussed above, and recognized the fair value as stock-based compensation expense in our consolidated statements of operations and comprehensive loss.

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

We recognize liabilities for uncertain tax positions based on a two-step process regarding recognition and measurement. We recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the local taxing authorities based on the technical merits of the position. We measure the amount of tax benefits recognized in the financial statements from such positions based on the largest benefit greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement of an uncertain tax position are reflected in our statements of operations and comprehensive loss in the period in which the change in estimate occurs, based on new information not previously available.

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

We also have goodwill totaling $16,066 as of March 31, 2025, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but we test goodwill for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We did not recognize any impairment charges during the six months ended March 31, 2025 and 2024. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of March 31, 2025. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our interim chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Item 1A. Risk Factors.

“Item 1A. Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2024 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

In the event that we are unable to regain compliance with Nasdaq’s continued listing standards, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Currently, our Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum market capitalization (generally $35 million) and a minimum number of holders of our listed securities (generally 400 public holders). On April 28, 2025, we received a delinquency notification letter (the “MVLS Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million. In addition, on April 28, 2025, we received a delinquency notification letter (the “Bid Price Notice”, together with the MVLS Notice, the “Notices”) from the Staff due to the non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Notices stated that, as of their date, the stock price of the Class A Common Stock was below $1.00 and our MVLS was below $35 million, in each case for 30 consecutive business days. The Notices have no immediate effect on the listing or trading of our shares of Class A Common Stock on Nasdaq. We have until October 27, 2025 to regain compliance. If we are not in compliance with the Minimum Bid Price Requirement by October 27, 2025, we may qualify for a second 180 calendar day compliance period. However, if we fail to timely regain compliance with the Minimum Bid Price Requirement during the second 180 calendar day period, or if we are not in compliance with the MVLS Requirement by October 27, 2025, our shares will be subject to delisting from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2025, we issued 248,188 shares of Class A Common Stock to one of the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $0.01 per share.

On January 1, 2025, we issued 563,100 shares of Class A Common Stock to RaGE Systems stockholders under the first tranche of the RaGE Earnout.

On January 2, 2025, we issued 10,000 shares of Class A Common Stock upon the vesting of RSUs.

On February 6, 2025, we issued 1,500,00 shares of Class A Common Stock to one of the holders of our outstanding warrants upon the exercise of a warrant for cash of $15,000. The warrant had an exercise price of $0.01 per share.

We issued an aggregate of 610,586 shares of Class A Common Stock, with (i) 77,236 shares issued on January 25, 2025, (ii) 33,350 shares issued on March 17, 2025, and (iii) 500,000 shares issued on March 21, 2025, to three of our vendors in settlement of unpaid accounts payable of $700.

 No underwriting discounts and commissions were paid with respect to the foregoing transactions. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Item 5. Other Information.

(c)	During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Amendment No. 1 to the Mobix Labs, Inc. 2023 Equity Incentive Plan

On January 3, 2025, the Company’s Board approved Amendment No. 1 to Mobix Labs, Inc. 2023 Equity Incentive Plan (the “Plan Amendment”) to increase the number of authorized shares of Class A Common Stock (the “Common Stock”) available for issuance under the Plan from 5,000,000 shares of Common Stock to 10,600,000 shares of Common Stock. A copy of the Plan Amendment is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q, and this description is qualified in its entirety by reference to the full text of the exhibit.

Equity Grants Issued Outside of the 2023 Equity Incentive Plan

On April 10, 2025, the Company granted 50,000 Restricted Stock Units (“RSUs”) to each of David Aldrich, Kurt Busch, and William Carpou outside of the Company’s 2023 Equity Incentive Plan, in accordance with the approval granted by the stockholders of the Company at its Special Meeting of Stockholders held January 3, 2025 (the “Special Meeting”). A copy of each RSU agreement is filed as Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5 to this Quarterly Report on Form 10-Q, and this description is qualified in its entirety by reference to the full text of each exhibit.

On April 11, 2025, the Company granted 1,050,000 RSUs to each of James Peterson and Frederick Goerner outside of the Company’s 2023 Equity Incentive Plan, in accordance with the approval granted by the stockholders of the Company at its Special Meeting. A copy of each Amended and Restated RSU agreement is filed as Exhibit 10.1 and Exhibit 10.2, to this Quarterly Report on Form 10-Q, and this description is qualified in its entirety by reference to the full text of each exhibit.

On May 5, 2025, the Company granted 2,550,000 Restricted Stock Awards of Class A Common Stock (“RSAs”) to each of Keyvan Samini and Fabian Battaglia outside of the Company’s 2023 Equity Incentive Plan, in accordance with the approval granted by the stockholders of the Company at its Special Meeting. A copy of each RSA agreement is filed as Exhibit 10.6 and Exhibit 10.7 to this Quarterly Report on Form 10-Q, and this description is qualified in its entirety by reference to the full text of each exhibit.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.1	Form of Amended and Restated Series A Common Stock Purchase Warrant.

4.2	Form of Amended and Restated Series B Common Stock Purchase Warrant.

10.1	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and James Peterson dated as of April 11, 2025.

10.2	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Frederick Goerner dated as of April 11, 2025.

10.3	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and David Aldrich dated as of April 10, 2025 (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).

10.4	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Kurt Busch dated as of April 10, 2025 (incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).

10.5	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and William Carpou dated as of April 10, 2025 (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).

10.6	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Fabian Battaglia dated as of May 5, 2025.

10.7	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Keyvan Samini dated as of May 5, 2025.

10.8	2023 Equity Incentive Plan (As Amended) incorporated by reference to Exhibit 99.11 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: May 15, 2025	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

