Form 10-Q
period 2025-06-30
MOBIX LABS, INC
filed 2025-08-13
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of July 31, 2025 was 49,984,338 and 4,750,000, respectively.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the inability to timely regain compliance with Nasdaq listing requirements, including the $1.00 minimum bid price requirement and to remain in compliance with the other Nasdaq listing requirements;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;
●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;
●	the risk that litigation may be commenced against us;
●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;
●	our ability to attract new customers and grow our customer base; and
●	the risk that the price of our securities may be volatile due to a variety of factors, including changes caused by the recently implemented tariffs in the United States as well as any impact that may have on laws and regulations, changes in the competitive industries in which we operate, variations in performance across competitors, the global supply chain, and macro-economic and social environments affecting our business and changes in our capital structure.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by geopolitical tensions, including the further escalation of war between Russia and Ukraine or the conflict pertaining to the Middle East, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. However, we encourage you to review our risk factors as set forth herein and in our annual report on Form 10-K for our fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission on December 26, 2024.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

June 30, 2025 and 2024

Condensed Consolidated Balance Sheets as of June 30, 2025 and September 30, 2024 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended June 30, 2025 and 2024 (unaudited)	3
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity Deficit for the three months and nine months ended June 30, 2025 and 2024 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30,	September 30,
	2025	2024
ASSETS
Current assets
Cash	$240	$266
Accounts receivable, net	1,482	2,813
Inventory	1,246	1,725
Prepaid expenses and other current assets	708	467
Total current assets	3,676	5,271

Property and equipment, net	388	1,177
Intangible assets, net	13,926	15,211
Goodwill	16,066	16,066
Operating lease right-of-use assets	295	1,022
Other assets	204	341
Total assets	$34,555	$39,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,650	$10,833
Accrued expenses and other current liabilities	10,130	10,325
Deferred purchase consideration	2,323	2,380
Notes payable, current	1,980	398
Notes payable – related parties, current	998	1,743
Operating lease liabilities, current	615	428
Total current liabilities	26,696	26,107

Notes payable, noncurrent	—	200
Notes payable – related parties, noncurrent	1,382	1,082
Earnout liability	1,190	1,680
Deferred tax liability	305	320
Operating lease liabilities, noncurrent	700	1,024
Other noncurrent liabilities	3,857	3,145
Total liabilities	34,130	33,558

Commitments and contingencies (Note 13)

Stockholders’ equity
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 48,747,626 and 32,824,230 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 4,750,000 and 2,129,901 shares issued and outstanding at June 30, 2025 and September 30, 2024, respectively	—	—
Additional paid-in capital	135,284	109,987
Accumulated deficit	(134,859)	(104,457)
Total stockholders’ equity	425	5,530
Total liabilities and stockholders’ equity	$34,555	$39,088

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Net revenue	$2,350	$2,058	$8,030	$3,488
Cost of revenue	1,001	1,327	3,974	2,608
Gross profit	1,349	731	4,056	880

Operating expenses:
Research and development	486	1,369	1,816	4,328
Selling, general and administrative	8,208	8,710	32,043	31,731
Impairment of long-lived assets	725	—	725	—
Loss from operations	(8,070)	(9,348)	(30,528)	(35,179)

Interest expense	547	127	1,032	1,232
Change in fair value of earnout liability	(210)	(661)	(490)	(30,599)
Change in fair value of warrants	(612)	58	(1,237)	12
Change in fair value of PIPE make-whole liability	—	310	—	(122)
Merger-related transaction costs expensed	—	—	—	4,009
Private placement costs expensed	443	—	443	—
Other non-operating losses, net	36	2	135	1,587
Loss before income taxes	(8,274)	(9,184)	(30,411)	(11,298)
Income tax benefit	(2)	(1,505)	(9)	(2,801)
Net loss and comprehensive loss	(8,272)	(7,679)	(30,402)	(8,497)
Deemed dividend from warrant price adjustment	—	—	—	661
Net loss available to common stockholders	$(8,272)	$(7,679)	$(30,402)	$(9,158)

Net loss per share of Class A and Class B Common Stock:
Basic	$(0.17)	$(0.25)	$(0.72)	$(0.35)
Diluted	$(0.17)	$(0.25)	$(0.72)	$(0.36)
Weighted-average common shares outstanding:
Basic	48,785,295	30,552,063	42,474,411	26,350,138
Diluted	48,785,295	30,552,063	42,474,411	26,411,020

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE

CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2024	—	$—	—	$—	—	$—	—	$—	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530

Issuance of common stock	—	—	—	—	—	—	—	—	561,739	—	—	—	640	—	640
Conversion of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	125,000	—	(125,000)	—	—	—	—
Conversion of notes payable to Class A common stock	—	—	—	—	—	—	—	—	631,805	—	—	—	828	—	828
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	510,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,802	—	9,802
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,839)	(19,839)

Balance at December 31, 2024	—	—	—	—	—	—	—	—	34,652,774	—	2,004,901	—	$121,257	(124,296)	(3,039)

Issuance of Class A common stock in settlement of liabilities	—	—	—	—	—	—	—	—	610,586	—	—	—	553	—	553
Issuance of Class A common stock for RaGE earnout	—	—	—	—	—	—	—	—	563,100	—	—	—	1,752	—	1,752
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	10,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,748,188	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,352	—	3,352
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,291)	(2,291)

Balance at March 31, 2025	—	—	—	—	—	—	—	—	37,584,648	—	2,004,901	—	126,929	(126,587)	342

Issuance of Class A common stock and warrants in private placement	—	—	—	—	—	—	—	—	3,850,000	—	—	—	342	—	342
Issuance of Class A common stock in settlement of liabilities	—	—	—	—	—	—	—	—	166,875	—	—	—	133	—	133
Issuance of Class A common stock for RaGE earnout	—	—	—	—	—	—	—	—	79,709	—	—	—	56	—	56
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	5,100,000	—	2,745,099	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	412,534	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	1,553,860	—	—	—	722	—	722
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	7,102	—	7,102
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,272)	(8,272)

Balance at June 30, 2025	—	$—	—	$—	—	$—	—	$—	48,747,626	$—	4,750,000	$—	$135,284	$(134,859)	$425

Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)

Issuance of common stock	—	—	—	—	—	—	482,171	—	—	—		—	3,286	—	3,286
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	107	—	107
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,182)	—	(16,182)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	168,235	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	369,671	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	104,748	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	12,705	—	12,705
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	935	935

Balance at December 31, 2023	—	$—	—	$—	—	$—	—	$—	23,544,492	$—	2,254,901	$—	$87,193	$(82,827)	$4,366

Reverse recapitalization transactions, net (Note 3)	—	—	—	—	—	—	—	—	—	—	—	—	99	—	99
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	29,880	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	26,186	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,441	—	1,441
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,753)	(1,753)

Balance at March 31, 2024	—	$—	—	$—	—	$—	—	$—	23,600,558	$—	2,254,901	$—	$89,394	$(85,241)	$4,153

Issuance of common stock	—	—	—	—	—	—	—	—	57,894	—	—	—	124	—	124
Issuance of common stock for acquisition of RaGE Systems, Inc.	—	—	—	—	—	—	—	—	3,214,045	—	—	—	7,682	—	7,682
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	408	—	408
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,323,528	—	—	—	225	—	225
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	112,990	—	—	—	1	—	1
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	17,459	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,622	—	3,622
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,679)	(7,679)

Balance at June 30, 2024	—	$—	—	$—	—	$—	—	$—	28,326,474	$—	2,254,901	$—	$101,456	$(92,920)	$8,536

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine months ended June 30,
	2025	2024
Operating activities
Net loss	$(30,402)	$(8,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	306	357
Amortization of intangible assets	1,285	1,117
Impairment of long-lived assets	725	—
Issuance of warrants in connection with notes payable, charged to interest expense	—	891
Issuance of warrants to placement agent	280	—
Change in fair value of earnout liability	(490)	(30,599)
Change in fair value of warrants	(1,237)	12
Change in fair value of PIPE make-whole liability	—	(122)
Merger-related transaction costs expensed	—	4,009
Stock-based compensation	20,256	17,768
Deferred income taxes	(15)	(2,803)
Loss on disposal of assets	472	—
Other non-cash items	235	23
Changes in operating assets and liabilities, net of acquisition of business:
Accounts receivable	1,331	(754)
Inventory	479	(286)
Prepaid expenses and other assets	(104)	(100)
Accounts payable	376	3,590
Accrued expenses and other current liabilities	903	627
Net cash used in operating activities	(5,600)	(14,767)

Investing activities
Acquisition of EMI Solutions, Inc., net of cash acquired	—	(1,064)
Proceeds from sale of property and equipment	27	—
Acquisition of property and equipment	(16)	(44)
Net cash provided by (used in) investing activities	11	(1,108)

Financing activities
Proceeds from sale of common stock and warrants in private placement	3,645	—
Proceeds from issuance of common stock	600	3,334
Proceeds from exercise of warrants	17	1
Proceeds from exercise of stock options	—	225
Proceeds from issuance of notes payable	2,575	771
Proceeds from issuance of convertible notes	—	200
Principal payments on notes payable	(655)	(1,310)
Principal payments on notes payable – related parties	(445)	(1,298)
Deferred consideration paid for acquisition of business	(174)	—
Proceeds from the Merger and PIPE	—	21,014
Merger-related transaction costs paid	—	(6,946)
Net cash provided by financing activities	5,563	15,991

Net increase (decrease) in cash	(26)	116
Cash, beginning of period	266	89
Cash, end of period	$240	$205

Supplemental cash flow information
Cash paid for interest	$757	$454
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in common stock	$1,361	$—
Issuance of Class A Common Stock for RaGE earnout	1,808	—
Unpaid Merger-related transaction costs	—	1,423
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	—	8,856
Class A Common Stock issued for acquisition of RaGE Systems, Inc.		7,682
Unpaid purchase consideration for acquisition of businesses	—	3,522
Conversion of SAFEs to common stock	—	1,522
Deemed dividend from warrant price adjustment	—	661
Issuance of warrants in connection with notes payable, recorded as debt discount	—	183

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, primarily as a result of its ongoing investment in product development and other operating expenses. For the nine months ended June 30, 2025 and 2024, the Company incurred losses from operations of $30,528 and $35,179, respectively, and as of June 30, 2025, the Company had an accumulated deficit of $134,859. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations beyond the next approximately ninety days.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2024 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2024 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2025 and its condensed consolidated results of operations and cash flows for the periods ended June 30, 2025 and 2024. The condensed consolidated results of operations for the three months and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025 or for any other future annual or interim period.

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Cash

As of June 30, 2025 and September 30, 2024, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2025 or September 30, 2024. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of June 30, 2025 and September 30, 2024 and bad debt expense for the nine months ended June 30, 2025 and 2024 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, manufacturing labor, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company writes down the carrying value of excess and obsolete inventory, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any such write-downs are charged to cost of revenue and are a permanent reduction of the carrying value of inventory. Write-downs of excess and obsolete inventory for the nine months ended June 30, 2025 and 2024 were not material.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company recognized impairment losses of $725 for the three months and nine months ended June 30, 2025. See Note 12, Leases.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the nine months ended June 30, 2025 and 2024.

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

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the nine months ended June 30, 2025 and 2024.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the nine months ended June 30, 2025 and 2024. The Company does not have material variable consideration, and the Company’s revenue arrangements do not contain significant financing components. Payment terms are principally net 30 days to net 45 days.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

There were no contract assets recorded on the condensed consolidated balance sheets as of June 30, 2025 or September 30, 2024. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosure in the notes to the financial statements of specified information about certain costs and expenses. The ASU is effective for the Company’s fiscal year beginning October 1, 2027, and for interim periods within the Company’s fiscal year beginning October 1, 2028, with early adoption permitted. The Company does not expect adoption of ASU 2024-03 will have a material impact on its financial position or results of operations.

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

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares are exercisable upon obtaining stockholder approval, which the Company obtained on January 3, 2025. During the nine months ended June 30, 2025, warrants to purchase 1,500,000 shares of Class A Common Stock were exercised, for net proceeds to the Company of $15.

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

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of June 30, 2025, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,190. As a result of changes in the estimated fair value of the liability, the Company recognized non-cash gains (losses) of $490 and $30,599, respectively, for the nine months ended June 30, 2025 and 2024, which are included in “Change in fair value of earnout liability” in the condensed consolidated statements of operations and comprehensive loss.

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

The Company accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, the Company recorded a non-cash gain of $122 for the nine months ended June 30, 2024, which is included in “Change in fair value of PIPE make-whole liability” in the condensed consolidated statements of operations and comprehensive loss.

See Note 11, Fair Value Measurements, for additional information on the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

Legacy Mobix incurred $6,363 of transaction costs in connection with the Merger, which was determined to be a capital-raising transaction for Legacy Mobix. The Company allocated this amount between the equity-classified instruments and liability-classified instruments, based on their relative fair values, and during the nine months ended June 30, 2024, the Company recorded the $2,354 of costs associated with equity-classified instruments as a reduction of additional paid-in capital and charged the remaining $4,009 of costs associated with liability-classified instruments to expense. The Company also recognized a liability for unpaid transaction costs of Chavant totaling $3,090, which the Company recorded as a reduction of the proceeds of the Merger at the time of the Closing.

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

EMI Solutions, Inc.

On December 18, 2023, the Company completed the acquisition of EMI Solutions when the Company acquired all of the issued and outstanding common shares of EMI Solutions, which is accounted for as a business combination. EMI Solutions is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and through June 30, 2025 the Company paid an additional $1,522. The remaining $523 cash portion of the consideration is currently payable.

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

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earnout payments of up to $8,000, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company (the “RaGE Earnout”). Because the RaGE Earnout arrangement is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of June 30, 2025, the Company estimated the amount of the payments it expects to make under the RaGE Earnout, based upon its expectation of the level of achievement of the financial targets over the measurement period, and for the three months and nine months ended June 30, 2025, the Company recognized expense (benefit) of $(1,452) and $767, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. During the nine months ended June 30, 2025, the Company issued the RaGE stockholders 642,809 shares of the Company’s Class A Common Stock in partial settlement of its liability under the RaGE Earnout.

Pro forma information

The following table shows unaudited pro forma net revenue and net loss of the Company for the three months and nine months ended June 30, 2024, as if the acquisitions of EMI Solutions and RaGE Systems had each been completed as of October 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of future operations or results had the acquisitions occurred on October 1, 2022.

	Three months ended June 30, 2024	Nine months ended June 30, 2024

Net revenue	$2,014	$7,314
Net loss	(8,380)	(9,919)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Inventory

Inventory consists of the following:

	June 30,	September 30,
	2025	2024

Raw materials	$1,098	$1,550
Finished goods	148	175
Total inventory	$1,246	$1,725

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	June 30,	September 30,
	Life (years)	2025	2024

Equipment and furniture	5 - 7	$417	$948
Laboratory equipment	5	216	687
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	891
Property and equipment, gross		674	2,526
Less: Accumulated depreciation		(286)	(1,349)
Property and equipment, net		$388	$1,177

Depreciation expense for the three months ended June 30, 2025 and 2024 was $60 and $127, respectively. Depreciation expense for the nine months ended June 30, 2025 and 2024 was $306 and $357, respectively.

During the nine months ended June 30, 2025, the Company recognized losses of $472 on the disposal of certain assets, principally consisting of equipment and furniture and leasehold improvements, at a leased office the Company vacated. Such losses are principally included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Note 7 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	June 30, 2025			September 30, 2024
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,652)	$3,037	$5,689	$(2,216)	$3,473
Customer relationships	12 – 15	11,900	(1,145)	10,755	11,900	(458)	11,442
Trade names	2 – 2.5	300	(166)	134	300	(68)	232
Backlog	1	—	—	—	300	(236)	64
		$17,889	$(3,963)	$13,926	$18,189	$(2,978)	$15,211

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Amortization expense related to intangible assets for the three months ended June 30, 2025 and 2024 was $407 and $481, respectively. Amortization expense related to intangible assets for the nine months ended June 30, 2025 and 2024 was $1,285 and $1,117, respectively. The weighted-average remaining lives of intangible assets as of June 30, 2025 were developed technology 5.2 years; customer relationships 11.9 years; and trade names 1.2 years.

Estimated future amortization expense for intangible assets by fiscal year as of June 30, 2025 is as follows:

Years ending September 30,
2025 (remaining three months)	$408
2026	1,589
2027	1,510
2028	1,498
2029	1,498
Thereafter	7,423
Total	$13,926

Note 8 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the nine months ended June 30, 2025 and 2024.

	Nine months ended June 30,
	2025	2024

Balance at beginning of period	$16,066	$5,217
Acquisition of EMI Solutions	—	5,542
Acquisition of RaGE Systems	—	4,447
Balance at end of period	$16,066	$15,206

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	September 30,
	2025	2024

Accrued compensation and benefits	$2,210	$1,770
Accrued professional fees	280	340
Accrued interest	208	177
Deferred revenue	895	1,076
Committed equity facility fees	1,553	1,553
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earnout	2,000	2,098
Other	1,894	2,221
Total accrued expenses and other current liabilities	$10,130	$10,325

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 10 — Debt

Debt consists of the following:

	June 30,	September 30,
	2025	2024

Notes payable	$1,980	$598
7% promissory notes – related parties	2,380	2,495
Notes payable – related parties	—	330
Total debt	4,360	3,423
Less: Amounts classified as current	(2,978)	(2,141)
Noncurrent portion	$1,382	$1,282

Notes Payable

During the nine months ended June 30, 2025, the Company entered into two notes payable with financial institutions for net proceeds of $545. The notes have terms of seven to eighteen months and require weekly payments totaling $819, including finance charges. The notes are secured by substantially all of the Company’s assets and one note is guaranteed by an officer and director of the Company. The Company also borrowed $100 from an unrelated investor.

During the nine months ended June 30, 2025, the Company entered into three agreements for the purchase and sale of future receipts with unrelated buyers, pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $2,918 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $1,930. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through November 2025.

During the nine months ended June 30, 2025, the Company and the holders of three notes agreed to settle the outstanding principal and accrued interest, totaling $661, for 798,680 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $300, which is included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2024, the Company entered into five promissory notes having an aggregate principal amount of $775 with unrelated investors to meet its working capital needs. The Company entered into a $150 note payable with a bank for net proceeds of $146. The note had a thirteen month term, required weekly payments totaling $216 and was guaranteed by an officer and director of the Company. The remaining four notes had an aggregate principal amount of $625, were unsecured, bore interest at rates of 6% to 16% and matured at various dates through December 2024.

During the nine months ended June 30, 2025 and 2024, the Company made principal payments of $655 and $1,310 on notes payable.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum and are unsecured. In October 2024 and May 2025, the Company and the holders of the 7% promissory notes agreed to extend the payment terms. One 7% promissory note, having a principal balance of $1,212 as of June 30, 2025, is payable in monthly payments of varying amounts through September 2026. The other 7% promissory note, having a principal balance of $1,168 as of June 30, 2025, no longer bears interest. The outstanding principal and previously accrued interest balance is payable in monthly payments of varying amounts through March 2027, with the remaining principal of $979 payable on May 15, 2027. As a result of these agreements, the Company has reclassified $1,382 of the outstanding principal balance of the 7% promissory notes to “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of June 30, 2025. The portion of the 7% promissory notes due within one year is included in “Notes payable — related parties, current” in the condensed consolidated balance sheets. During the nine months ended June 30, 2025 and 2024, the Company made principal payments of $115 and $854 on the 7% promissory notes.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Notes Payable — Related Parties

As of September 30, 2024, the Company had one outstanding note payable to a related party, with a principal balance of $330. The note matured in November 2024 and the Company repaid the note in April 2025. The note was unsecured and bore interest at 16% per annum. During the nine months ended June 30, 2025 and 2024, the Company made principal payments of $330 and $444 on notes payable—related parties.

Note 11 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of June 30, 2025 and September 30, 2024 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature within one to two years of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of June 30, 2025 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$1,190	$1,190
PIPE Common Warrants	—	—	3,456	3,456
Private Warrants	—	—	300	300

Total	$—	$—	$4,946	$4,946

The Company classifies the earnout liability, the PIPE Common Warrants and the Private Warrants as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the nine months ended June 30, 2025 or 2024. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Nine months ended June 30, 2025:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Sale of warrants in private placement	—	2,853
Modification of warrants in connection with private placement	—	721
Exercise of warrants	—	(720)
Change in fair value included in net loss	(490)	(1,237)

Balance, June 30, 2025	$1,190	$3,756

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Nine months ended June 30, 2024:	Earnout Liability	Liability Classified Warrants	PIPE Make-Whole Liability	SAFEs
Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized	33,559	882	2,071	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Settlement of liability	—	(332)	—	—
Change in fair value included in net loss	(30,599)	12	(122)	10

Balance, June 30, 2024	$2,960	$562	$1,949	$—

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	June 30, 2025	September 30, 2024
Stock price	$0.77	$1.06
Expected volatility	80.0%	70.0%
Risk-free rate	3.9%	3.6%
Contractual term	6.5 years	7.2 years

PIPE Common Warrants

The Company estimates the fair value of the PIPE Common Warrants using the Black-Scholes option pricing model, which utilizes significant assumptions, including volatility, expected term and risk-free rate. The following table summarizes the assumptions used in estimating the fair value of the PIPE Common Warrants at the respective dates:

	June 30, 2025	September 30, 2024
Stock price	$0.77	$1.06
Expected volatility	59.0%	55.7%
Risk-free rate	3.8 – 4.0%	3.5 – 3.9%
Contractual term	0.8 – 5.0 years	1.1 – 5.1 years

Note 12 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from four months to 2.2 years and expire at various dates through August 2027. The leases do not contain residual value guarantees or restrictive covenants.

In March 2025, the Company entered into an operating lease for a 2,713 square foot facility in Irvine, California, used as its corporate headquarters. The lease has an initial term of two years, with monthly rent payments of $7, and requires a security deposit of $22. In connection with the lease, the Company recognized a right-of-use asset and an operating lease liability of $145. In May 2025, the Company also entered into a new lease for a 2,400 square foot facility it currently occupies in Newburyport, Massachusetts, used for research and manufacturing. The lease has an initial term of two years, with monthly rent payments of $3. In connection with the lease, the Company recognized a right-of-use asset and an operating lease liability of $66. The Company also modified the lease on a property it occupies in Lowell, Massachusetts to reduce the remaining lease term. As a result of the modification, the Company recognized an $86 reduction in the related ROU asset and operating lease liability.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Also in March 2025, the Company vacated a leased 19,436 square foot office in Irvine, California, having a remaining lease term of 2.4 years and in April 2025 the lease was terminated. As a result of the termination of the lease, the Company recognized an impairment loss of $725 to reduce the carrying value of this asset group to its estimated fair value. The resulting impairment loss is included in “Impairment of long-lived assets” in the condensed consolidated statements of operations and comprehensive loss.

Effective October 1, 2024, the Company entered into an operating lease with a related party for a 6,149 square foot facility in Irvine, California used for the design, manufacture and sale of the Company’s interconnect products. The lease has an initial term of fifteen months, with monthly rent payments of $12, and requires a security deposit of $30. Rent paid under the lease was $35 and $106 for the three months and nine months ended June 30, 2025. In connection with the lease, the Company initially recognized a right-of-use asset of $162. As of June 30, 2025, an operating lease liability under this lease of $69 is included in “Operating lease liabilities, current” in the condensed consolidated balance sheets.

The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Nine months ended June 30,
	2025	2024
Operating lease cost	$454	$307
Short-term lease cost	32	88
Total lease cost	$486	$395

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended June 30, 2025 and 2024 was $458 and $413, respectively. As of June 30, 2025, the weighted-average remaining lease term was 2.0 years, and the weighted-average discount rate was 15.6%. There are no other leases that had not yet commenced as of June 30, 2025 that will create significant additional rights and obligations for the Company.

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2025:

Years ending September 30,
2025 (remaining three months)	$219
2026	711
2027	590
Total minimum lease payments	1,520
Less: imputed interest	(205)
Present value of future minimum lease payments	1,315
Less: current obligations under leases	(615)
Long-term lease obligations	$700

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of June 30, 2025 or September 30, 2024.

Note 14 — Income Taxes

The Company recorded an income tax benefit of $2 and $1,505 for the three months ended June 30, 2025 and 2024, respectively, and an income tax benefit of $9 and $2,801 for the nine months ended June 30, 2025 and 2024, respectively. The Company calculated the provision (benefit) for income taxes for the three months and nine months ended June 30, 2025 and 2024 using the discrete year-to-date method. For the three months and nine months ended June 30, 2025, the Company’s income tax benefit differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the period. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

In connection with the December 2023 acquisition of EMI Solutions and the May 2024 acquisition of Rage Systems, during the three months and nine months ended June 30, 2024 the Company recognized additional deferred tax liabilities of $1,582 and $2,666, respectively, associated with acquired intangible assets. Based on the availability of these tax attributes, the Company determined that it expects to realize a greater portion of its existing deferred tax assets and for the three months and nine months ended June 30, 2024 the Company recognized income tax benefits of $1,507 and $2,803 for the resulting reduction of the valuation allowance on its deferred tax assets.

On July 4, 2025, United States President Donald J. Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its operations and consolidated financial statements.

Note 15 — Equity

In connection with the Merger, the Company adopted its amended and restated certificate of incorporation and amended and restated bylaws. The amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock. As of June 30, 2025, the board of directors had not designated any series of preferred stock, and no shares of preferred stock were issued or outstanding.

During the nine months ended June 30, 2025, the Company sold 521,739 shares of its Class A Common Stock to an unaffiliated investor for net proceeds of $600. The Company also issued 610,586 shares of its Class A Common Stock to certain vendors in settlement of $700 of accounts payable. In connection therewith, the Company recognized a gain of $147. Also during the nine months ended June 30, 2025, holders of 125,000 shares of the Company’s Class B Common Stock elected to convert such shares into the same number of shares of the Company’s Class A Common Stock.

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

As of June 30, 2025, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Class A Common Stock outstanding	48,747,626
Reserve for conversion of Class B Common Stock	4,750,000
Reserve for exercise of the Public Warrants and Private Warrants	9,000,000
Reserve for exercise of other common stock warrants	12,708,400
Reserve for Earnout shares	3,500,000
Reserve for RaGE Earnout	642,809
Stock options and RSUs outstanding	8,656,766
Reserve for vested RSUs with deferred delivery	4,260,968
Awards available for grant under 2023 Equity Incentive Plan	5,185,685
Awards available for grant under 2023 Employee Stock Purchase Plan	687,055
Shares of Class A Common stock available for issuance	186,860,691

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Note 16 — Warrants

Outstanding warrants consist of the following:

	June 30, 2025	September 30, 2024
Public Warrants	6,000,000	6,000,000
Private Warrants	3,000,000	3,000,000
PIPE Warrants	250,000	1,750,000
PIPE Common Warrants	5,755,396	5,755,396
Common Warrants	4,876,860	—
Other warrants	1,826,144	2,170,403
Total	21,708,400	18,675,799

April 2025 Offering

On April 4, 2025, the Company entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor. Pursuant to the 2025 Securities Purchase Agreement, on April 7, 2025 the Company issued 3,850,000 shares of Class A common stock and a pre-funded warrant to purchase up to 1,026,860 shares of Class A Common Stock in a registered direct offering priced at-the-market under Nasdaq rules (the “Registered Direct Offering”). The public offering price for each share was $0.8202 and the public offering price for each pre-funded warrant was $0.8201. In addition, in a concurrent private placement (together with the Registered Direct Offering, the “April 2025 Offering”), the Company issued unregistered common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of the Company’s Class A Common Stock. The pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and may be exercised at any time. The Common Warrants have an exercise price of $0.8202, are exercisable upon receipt of stockholder approval of the issuance of the shares of Class A Common Stock underlying the Common Warrants, which was obtained on May 30, 2025 and will expire five years after such stockholder approval on May 30, 2025. The net proceeds to the Company from the April 2025 Offering were $3,645, after payment of the placement agent’s fees of $355. The Company allocated the transaction costs among the liability-classified and equity-classified securities issued in the April 2025 Offering. The portion of such costs allocated to liability-classified securities is included in “Private placement costs expensed” in the unaudited condensed consolidated statements of operations and comprehensive loss. During the nine months ended June 30, 2025, the investor fully exercised the prefunded warrant.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

In connection with the April 2025 Offering, the Company also amended the outstanding PIPE Common Warrants—comprised of Series A Warrants and Series B Warrants (issued in July 2024) to purchase up to an aggregate of 5,755,396 shares of Class A Common Stock—to reduce the exercise price from $1.39 per share to $0.8202 per share, which became exercisable beginning on the effective date of stockholder approval, which was obtained on May 30, 2025. The Company also extended the term of the Series B warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030.

The Company also issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, become exercisable upon stockholder approval, will expire on April 4, 2030 and are not transferable prior to October 1, 2025.

Liability-Classified Warrants

The Company accounts for the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of June 30, 2025, all of the Private Warrants remain outstanding and the Company adjusted the carrying amount of the liability to its estimated fair value of $300. As a result of changes in the fair value of the liability, the Company recorded non-cash gains (losses) of $30 and $(412) for the nine months ended June 30, 2025 and 2024, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

The Company also accounts for the PIPE Common Warrants (issued in a July 2024 private placement) and the Common Warrants and the prefunded warrants (each issued in the April 2025 Offering) as liabilities because they do not meet the derivative scope exception for contracts in the Company’s own stock. As of June 30, 2025, the Company adjusted the carrying amount of the liability for the PIPE Common Warrants and Common Warrants to its estimated fair value of $3,456, included in “Other noncurrent liabilities” in the condensed consolidated balance sheets. As a result of changes in the fair value of the liability, the Company recorded non-cash gains of $600 and $1,207, respectively, for the three months and nine months ended June 30, 2025, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

Other Warrants

During the nine months ended June 30, 2025, PIPE Warrants to purchase an aggregate of 1,500,000 shares of the Company’s Class A Common Stock were exercised, for net proceeds to the Company of $15.

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

During the nine months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 205,965 shares of its common stock at $0.01 per share in connection with borrowings and warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. The Company also issued warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

In addition, during the nine months ended June 30, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. During the nine months ended June 30, 2024, the Company recognized $732 of interest expense for the estimated fair value of these warrants.

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

Prior to the Merger, Legacy Mobix agreed, contingent upon closing of the Merger, to issue an aggregate of 5,000,000 RSUs (of which 999,999 were subsequently modified to common stock warrants upon the holder’s termination of employment) to certain of its officers and key employees over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards was subject to both a service condition and a performance condition (the completion of the Merger), the Company determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing. Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company recognizes the value of these awards over the requisite service period and during the nine months ended June 30, 2024, the Company recognized stock-based compensation expense of $10,858 relating to these RSUs and warrants, representing a catch-up for the portion of the service period that had elapsed from the date of the awards through the Closing.

During the nine months ended June 30, 2025, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 999,999 common stock warrants and grant the holder an additional 250,000 common stock warrants. The warrants are immediately exercisable and have an exercise price of $0.01 per share. Subsequently, the Company agreed to cancel 450,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the nine months ended June 30, 2025 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the nine months ended June 30, 2025 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at September 30, 2024	4,463,253	$7.93
Granted	6,951,722	1.03
Forfeited	(17,327)	5.47
Vested	(5,193,502)	0.92
Outstanding at June 30, 2025	6,204,146	6.07

Unrecognized compensation expense related to RSUs was $15,473 as of June 30, 2025 and is expected to be recognized over a weighted-average period of 2.3 years.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Restricted Stock Awards

In January 2024, the Compensation Committee approved the grant of restricted stock awards (“RSAs”) for a total of 5,100,000 shares of the Company’s Class A Common Stock to two officers and directors of the Company, subject to stockholder approval which was obtained on January 3, 2025. The restricted stock awards were made pursuant to separate award agreements between the Company and each of the recipients. One RSA will vest in specified quarterly amounts from July 2025 through July 2028; the other RSA will vest over a two-year period and can be accelerated if certain stock price thresholds are met.

Additionally, in May 2025 the board of directors approved, and on May 30, 2025 the Company’s stockholders approved, the grant of RSAs for a total of 2,745,099 shares of the Company’s Class B Common Stock to certain directors and an officer of the Company. The RSAs will vest over five years, with 10% vesting on the first anniversary of the award date and the remaining 90% vesting in equal quarterly installments over the following four years.

Stock Options

Stock option activity for the nine months ended June 30, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2024	2,740,846	$4.89
Expired	(216,953)	4.92
Forfeited	(71,273)	6.04
Outstanding at June 30, 2025	2,452,620	4.85	6.1
Exercisable at June 30, 2025	2,297,204	4.72	6.1

Unrecognized stock-based compensation expense related to stock options, totaling $522 as of June 30, 2025, is expected to be recognized over a weighted-average period of 1.3 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of June 30, 2025 was $388 and $388, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2024 was $4,709. The total fair value of options that vested during the nine months ended June 30, 2025 and 2024 was $471 and $1,531, respectively.

The weighted-average grant date fair value of options granted during the nine months ended June 30, 2024 was $3.50. The fair value of stock options granted was estimated with the following assumptions:

	Nine months ended June 30, 2024
	Range
	Low	High
Expected volatility	54.8%	55.6%
Expected dividend yield	0%	0%
Risk-free interest rate	3.9%	4.4%
Expected term (years)	4.5	5.3

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Cost of revenue	$64	$27	$122	$27
Research and development	66	161	212	936
Selling, general and administrative	6,972	3,434	19,922	16,805
Total stock-based compensation expense	$7,102	$3,622	$20,256	$17,768

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Net loss available to common stockholders	$(7,932)	$(340)	$(7,112)	$(567)
Denominator:
Weighted-average shares outstanding	46,780,394	2,004,901	28,297,162	2,254,901
Basic net loss per share	$(0.17)	$(0.17)	$(0.25)	$(0.25)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(7,932)	$(340)	$(7,112)	$(567)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(340)	—	(567)	—
Allocation of net loss	$(8,272)	$(340)	$(7,679)	$(567)

Denominator:
Number of shares used in basic earnings per share calculation	46,780,394	2,004,901	28,297,162	2,254,901
Conversion of Class B to Class A Common Stock	2,004,901	—	2,254,901	—
Number of shares used in per share computation	48,785,295	2,004,901	30,552,063	2,254,901
Diluted net loss per share	$(0.17)	$(0.17)	$(0.25)	$(0.25)

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Nine months ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(28,944)	$(1,458)	$(7,770)	$(727)
Deemed dividend from warrant price adjustment	—	—	(604)	(57)
Net loss available to common stockholders	$(28,944)	$(1,458)	$(8,374)	(784)
Denominator:
Weighted-average shares outstanding	40,437,001	2,037,410	24,095,237	2,254,901
Basic net loss per share	$(0.72)	$(0.72)	$(0.35)	$(0.35)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(28,944)	$(1,458)	$(8,374)	$(784)
Change in fair value of liability-classified warrants	—	—	(366)	(34)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(1,458)	—	(818)	—
Reallocation of net loss	—	—	—	2
Allocation of net loss	$(30,402)	$(1,458)	$(9,558)	$(816)

Denominator:
Number of shares used in basic earnings per share calculation	40,437,001	2,037,410	24,095,237	2,254,901
Shares issuable under liability-classified warrants	—	—	60,882	—
Conversion of Class B to Class A Common Stock	2,037,410	—	2,254,901	—
Number of shares used in per share computation	42,474,411	2,037,410	26,411,020	2,254,901
Diluted net loss per share	$(0.72)	$(0.72)	$(0.36)	$(0.36)

For purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, PIPE Common Warrants, Common Warrants, Placement Agent Warrants, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares and shares issuable under the RaGE Earnout were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is based on a contingency which had not been met, and the contingency was not resolved, during the periods presented herein.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The potential shares of Class A Common Stock that were excluded from the computation of diluted net income (loss) per share attributable to stockholders for the periods presented because including them would have an antidilutive effect were as follows:

	Nine months ended June 30,
	2025	2024
Public Warrants and Private Warrants	9,000,000	9,000,000
PIPE Common Warrants and Common Warrants	10,632,256	—
Other common stock warrants	1,446,144	1,154,945
Earnout shares	3,500,000	3,500,000
PIPE make-whole shares	—	1,052,030
Shares potentially issuable under RaGE Earnout	642,809	—
Restricted stock	7,845,099	—
RSUs	6,204,146	4,444,192
Stock options	2,452,620	2,792,413
	41,723,074	21,943,580

Note 19 — Concentrations

For the three months ended June 30, 2025, one customer accounted for 33% of the Company’s net revenue. For the three months ended June 30, 2024, two customers accounted for 48% of the Company’s net revenue. For the nine months ended June 30, 2025, one customer accounted for 55% of the Company’s net revenue. For the nine months ended June 30, 2024, two customers accounted for 31% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of June 30, 2025, two customers had balances due that represented 51% of the Company’s total accounts receivable. As of September 30, 2024, two customers had balances due that represented 71% of the Company’s total accounts receivable.

Note 20 — Geographical Information

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

United States	$2,108	$1,598	$7,421	$2,847
China	—	288	—	288
Other	242	172	609	353
Total net revenue	$2,350	$2,058	$8,030	$3,488

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 21 — Subsequent Events

In July 2025, the Company entered into loans with two unaffiliated investors for net proceeds of $600. The loans are unsecured and mature at various dates through June 2026. The Company also entered into a new loan with an existing unaffiliated lender with a principal amount of $1,150 for net proceeds to the Company (after repayment of an existing loan) of $611. The loan is payable in weekly installments through February 2026.

In July 2025, the Company also entered into new agreements for the sale and purchase of future receivables with two existing unaffiliated investors. Aggregate net proceeds to the Company, after repayment of amounts owed to the same investors, were $500. Amounts borrowed under these agreements are payable in weekly installments through March 2026.

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

Recent Developments

April 2025 Offering

On April 4, 2025, we entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor. Pursuant to the 2025 Securities Purchase Agreement, on April 7, 2025 we issued 3,850,000 shares of Class A common stock and a pre-funded warrant to purchase up to 1,026,860 shares of our Class A Common Stock in a registered direct offering priced at-the-market under Nasdaq rules (the “Registered Direct Offering”). The public offering price for each share was $0.8202 and the public offering price for each pre-funded warrant was $0.8201. In addition, in a concurrent private placement (together with the Registered Direct Offering, the “April 2025 Offering”), we issued unregistered common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of our Class A Common Stock. The pre-funded warrant has an exercise price of $0.0001 per share, is exercisable immediately and may be exercised at any time. The Common Warrants have an exercise price of $0.8202 and became exercisable beginning on the effective date of stockholder approval, which was obtained on May 30, 2025 and will expire on May 30, 2030. The net proceeds to us from the April 2025 Offering were $3,645, after payment of the placement agent’s fees of $355.

In connection with the April 2025 Offering, we also amended the outstanding PIPE Common Warrants, as discussed below under July 2024 Private Placement.

We also issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, and became exercisable beginning on the effective date of stockholder approval, which was obtained on May 30, 2025, and will expire on April 4, 2030 and are not transferable prior to October 1, 2025.

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

Nasdaq Delinquency Notice

On April 28, 2025, we received a delinquency notification letter (the “MVLS Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of $35 million (the “MVLS Requirement”). The MVLS Notice stated that, as of its date, the MVLS was below $35 million for 30 consecutive business days. On May 20, 2025, the Company received a letter from Nasdaq notifying the Company that they were in compliance with the MVLS Requirement.

In addition, on April 28, 2025, we received a delinquency notification letter (the “Bid Price Notice”) from the Staff due to the non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The Bid Price Notice stated that, as of its date, the stock price of our Class A Common Stock was below $1.00 for 30 consecutive business days. The Bid Price Notice has no immediate effect on the listing or trading of the shares of Class A Common Stock on Nasdaq. We have until October 27, 2025 to regain compliance. If we are not in compliance with the Minimum Bid Price Requirement by October 27, 2025, we may qualify for a second 180 calendar day compliance period. However, if we fail to timely regain compliance with the Minimum Bid Price Requirement during the second 180 calendar day period our shares will be subject to delisting from Nasdaq.

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

The PIPE Common Warrants are comprised of Series A Warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series A Warrants”) and Series B Warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series B Warrants”). As part of the April 2025 Offering, we amended the outstanding Series A Warrants and Series B Warrants to reduce the exercise price from $1.39 per share to $0.8202 per share, which became exercisable beginning on the effective date of stockholder approval, which was obtained on May 30, 2025. We also extended the term of the Series B Warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030.

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

Aggregate consideration for the acquisition of RaGE Systems consisted of 3,214,045 shares of our Class A Common Stock, having a fair value of $7,682 at the closing date, and $2,000 in cash. We also entered into employment agreements with each of the RaGE Systems stockholders. The RaGE Systems stockholders will also be entitled to receive possible earnout payments of up to $8,000 over eight fiscal quarters, payable in a combination of cash and shares of our Class A Common Stock, based upon the satisfaction of certain financial metrics and continued employment with us. The RaGE Systems business combination agreement also provides the RaGE Systems stockholders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

Financing Activities

During the nine months ended June 30, 2025, we had additional financing activity, consisting of the issuance of notes payable, agreements for the sale and purchase of future receipts and sales of shares of our Class A Common Stock. See “Liquidity and Capital Resources,” below, and our unaudited condensed consolidated financial statements for further details.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended June 30, 2025 and 2024

(dollars in thousands)	Three months ended June 30,		Change
	2025	2024	$	%

Net revenue	$2,350	$2,058	$292	14%
Cost of revenue	1,001	1,327	(326)	(25)%
Gross profit	1,349	731	618	85%

Operating expenses:
Research and development	486	1,369	(883)	(64)%
Selling, general and administrative	8,208	8,710	(502)	(6)%
Impairment of long-lived assets	725	—	725	nm

Loss from operations	(8,070)	(9,348)	1,278	(14)%

Interest expense	547	127	420	331%
Change in fair value of earnout liability	(210)	(661)	451	(68)%
Change in fair value of warrants	(612)	58	(670)	nm
Change in fair value of PIPE make-whole liability	—	310	(310)	(100)%
Private placement costs expensed	443	—	443	nm
Other non-operating losses, net	36	2	34	nm

Loss before income taxes	(8,274)	(9,184)	910	(10)%
Income tax benefit	(2)	(1,505)	1,503	(100)%

Net loss and comprehensive loss	$(8,272)	$(7,679)	$(593)	8%

“nm” indicates amount is not meaningful.

(dollars in thousands)	Nine months ended June 30,		Change
	2025	2024	$	%

Net revenue	$8,030	$3,488	$4,542	130%
Cost of revenue	3,974	2,608	1,366	52%
Gross profit	4,056	880	3,176	361%

Operating expenses:
Research and development	1,816	4,328	(2,512)	(58)%
Selling, general and administrative	32,043	31,731	312	1%
Impairment of long-lived assets	725	—	725	nm

Loss from operations	(30,528)	(35,179)	4,651	(13)%

Interest expense	1,032	1,232	(200)	(16)%
Change in fair value of earnout liability	(490)	(30,599)	30,109	(98)%
Change in fair value of warrants	(1,237)	12	(1,249)	nm
Change in fair value of PIPE make-whole liability	—	(122)	122	(100)%
Merger-related transaction costs expensed	—	4,009	(4,009)	(100)%
Private placement costs expensed	443	—	443	nm
Other non-operating losses, net	135	1,587	(1,452)	(91)%

Loss before income taxes	(30,411)	(11,298)	(19,113)	169%
Income tax benefit	(9)	(2,801)	2,792	(99)%

Net loss and comprehensive loss	$(30,402)	$(8,497)	$(21,905)	258%

“nm” indicates amount is not meaningful.

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the nine months ended June 30, 2025 and 2024). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of revenue. Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of orders from our customers, product mix, competition, global economic conditions, and other factors.

Our net revenue was $2,350 for the three months ended June 30, 2025 compared to $2,058 for the three months ended June 30, 2024, an increase of $292 or 14%. The increase principally reflects increased sales of our interconnect products and the addition of sales of our wireless systems solutions, which we acquired in our May 2024 acquisition of RaGE Systems, partly offset by lower sales of AOCs.

For the nine months ended June 30, 2025, our net revenue was $8,030 compared to $3,488 for the nine months ended June 30, 2024, an increase of $4,542 or 130%. The increase principally reflects the addition of sales of our wireless systems solutions (acquired in our May 2024 acquisition of RaGE Systems) and increased sales of our interconnect products (acquired in our December 2023 acquisition of EMI Solutions).

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

Cost of revenue was $1,001 for the three months ended June 30, 2025 compared to $1,327 for the three months ended June 30, 2024, a decrease of $326 or 25%. The change principally reflects lower sales of our AOCs, as discussed above, including lower amortization expense for AOC-related intangible assets which the Company impaired subsequent to June 30, 2024.

Cost of revenue was $3,974 for the nine months ended June 30, 2025 compared to $2,608 for the nine months ended June 30, 2024, an increase of $1,366 or 52%. The increase principally reflects the addition of sales of our wireless systems solutions and increased sales of interconnect products. These increases were partly offset by the impact of lower sales of AOCs, including lower amortization expense for AOC-related intangible assets which the Company impaired subsequent to June 30, 2024.

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

Research and development expenses were $486 for the three months ended June 30, 2025 compared to $1,369 for the three months ended June 30, 2024, a decrease of $883 or 64%. The decrease principally reflects lower costs for outside services, lower employee compensation and benefits and lower stock-based compensation expense resulting from the workforce and cost reduction actions taken during the fiscal year ended September 30, 2024.

Research and development expenses were $1,816 for the nine months ended June 30, 2025 compared to $4,328 for the nine months ended June 30, 2024, a decrease of $2,512 or 58%. The decrease principally reflects lower costs for outside services, lower stock-based compensation expense and lower employee compensation and benefits resulting from the workforce and cost reduction actions taken during the fiscal year ended September 30, 2024. These decreases were partly offset by the addition of research and development expenses of the businesses we acquired during fiscal year 2024.

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

Selling, general and administrative expenses were $8,208 for the three months ended June 30, 2025 compared to $8,710 for the three months ended June 30, 2024, a decrease of $502 or 6%. The decrease principally reflects lower costs under the RaGE Earnout, lower costs for outside legal and accounting services and lower insurance cost. These amounts were largely offset by higher stock-based compensation expense.

Selling, general and administrative expenses were $32,043 for the nine months ended June 30, 2025 compared to $31,731 for the nine months ended June 30, 2024, an increase of $312 or 1%. The increase principally reflects increased stock-based compensation expense, the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024 and losses on the disposal of assets. These amounts were partly offset by lower costs for outside professional fees and lower compensation and benefits.

Impairment of Long-Lived Assets

In March 2025, the Company vacated a leased 19,436 square foot office in Irvine, California and in April 2025 the lease was terminated. As a result, during the three months ended June 30, 2025, the Company recognized an impairment loss of $725 to reduce the carrying value of this asset group to its estimated fair value. See Note 12—Leases, of the notes to our unaudited condensed consolidated financial statements included herein.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $547 for the three months ended June 30, 2025 compared to $127 for the three months ended June 30, 2024, an increase of $420 or 331%. The increase principally reflects higher outstanding borrowings and higher interest rates on borrowings during the three months ended June 30, 2025.

Interest expense was $1,032 for the nine months ended June 30, 2025 compared to $1,232 for the nine months ended June 30, 2024, a decrease of $200 or 16%. The decrease principally reflects higher costs in the nine months ended June 30, 2024 for the value of warrants to purchase shares of our common stock that we issued in connection with borrowings, which were largely offset by higher outstanding borrowings and higher interest rates on borrowings during the three months ended June 30, 2025.

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

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of June 30, 2025, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $1,190. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains of $210 and $661, respectively, for the three months ended June 30, 2025 and 2024 and non-cash gains of $490 and $30,599, respectively, for the nine months ended June 30, 2025 and 2024. The changes in the estimated fair value of the earnout liability are principally due to changes in price of our Class A Common Stock during the respective periods.

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

Change in Fair Value of Warrants

We account for the PIPE Common Warrants, the Common Warrants and the Private Warrants as liabilities because they do not meet the derivative scope exception for contracts in our own stock. We estimate the aggregate fair value of the 5,755,396 PIPE Common Warrants and the 4,876,860 Common Warrants using the Black-Scholes option-pricing model. As of June 30, 2025, we adjusted the carrying amount of the liability for the PIPE Common Warrants and the Common Warrants to its estimated fair value of $3,456. As a result of changes in the fair value of the PIPE Common Warrants and the Common Warrants, for the three months and nine months ended June 30, 2025 we recognized non-cash gains of $600 and $1,207, respectively.

At the time of Closing, we estimated the aggregate fair value of the 3,000,000 Private Warrants using the Black-Scholes option-pricing model and recognized a liability of $150. As of June 30, 2025, all of the Private Warrants remained outstanding and we adjusted the carrying amount of the liability to its estimated fair value of $300. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains (losses) of $12 and $68, respectively, for the three months ended June 30, 2025 and 2024 and non-cash gains (losses) of $30 and $(412), respectively, for the nine months ended June 30, 2025 and 2024. The gains and losses are included in “Change in fair value of warrants” in the unaudited condensed consolidated statements of operations and comprehensive loss. Additional information relating to the PIPE Common Warrants and the Private Warrants can be found in the notes to our unaudited condensed consolidated financial statements included herein.

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

We accounted for the Make-Whole Shares as liability-classified instruments because the events that determined the number of Make-Whole Shares issuable included events that were not solely indexed to our common stock. At the time of Closing, we estimated the aggregate fair value of the liability for the Make-Whole Shares using a Monte Carlo simulation model and recorded a liability of $2,071. As a result of subsequent changes in the fair value of the liability, we recorded non-cash gains (losses) of $(310) and $122, respectively, for the three months and nine months ended June 30, 2024, which are included in “Change in fair value of PIPE make-whole liability” in the unaudited condensed consolidated statements of operations and comprehensive loss.

Private Placement Costs Expensed

Private placement costs of $443 for the three months and nine months ended June 30, 2025 represent costs incurred in connection with the April 2025 Offering. The costs consist of outside professional fees and the value of warrants to purchase shares of our Class A Common Stock issued to the placement agent. We allocated the total costs among the liability-classified and equity-classified securities we issued in the April 2025 Offering. The portion of such costs allocated to liability-classified securities is included in “Private Placement Costs Expensed” in the unaudited condensed consolidated statements of operations and comprehensive loss. Additional information relating to the April 2025 Offering can be found in the notes to our unaudited condensed consolidated financial statements included herein.

Other Non-Operating Losses, Net

For the three months ended June 30, 2025, other non-operating losses, net of $36 consist of a loss from the increase in the fair value of a derivative liability and a loss on the settlement of a note payable in shares of our Class A Common Stock. For the nine months ended June 30, 2025, other non-operating losses, net of $135 principally consist of net losses recognized upon the settlement of liabilities in shares of our Class A Common Stock.

For the three months and nine months ended June 30, 2024, other non-operating losses, net principally consist of commitment and other fees of $1,575 payable under the committed equity facility.

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

For the three months and nine months ended June 30, 2025, our income tax benefit differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period because we did not expect that the deferred tax asset arising from our pretax book losses would be realized in the future.

In connection with our December 2023 acquisition of EMI Solutions and our May 2024 acquisition of Rage Systems, during the three months and nine months ended June 30, 2024 we recognized additional deferred tax liabilities of $1,582 and $2,666, respectively, associated with acquired intangible assets. Based on the availability of these tax attributes, we determined that we expect to realize a greater portion of our existing deferred tax assets and for the three months and nine months ended June 30, 2024 we recognized income tax benefits of $1,507 and $2,803 for the resulting reduction of the valuation allowance on our deferred tax assets.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the nine months ended June 30, 2025 and 2024:

	Nine months ended June 30,		Change
	2025	2024	$
Net cash used in operating activities	$(5,600)	$(14,767)	$9,167
Net cash provided by (used in) investing activities	11	(1,108)	1,119
Net cash provided by financing activities	5,563	15,991	(10,428)
Net increase in cash	(26)	116	$(142)
Cash, beginning of period	266	89
Cash, end of period	$240	$205

Operating Activities

For the nine months ended June 30, 2025, net cash used in operating activities was $5,600, which included the impact of our net loss of $30,402, offset by net non-cash charges of $21,817 and net decreases in working capital items of $2,985. The net non-cash charges principally consisted of stock-based compensation expense of $20,256 for stock options and restricted stock units and $1,591 of depreciation and amortization expense and a $725 loss on the impairment of long-lived assets. The net working capital decrease principally consisted of increases in accounts payable and accrued expenses together with decreases in accounts receivable and inventory.

For the nine months ended June 30, 2024, net cash used in operating activities was $14,767, which included the impact of our net loss of $8,497 and net non-cash credits of $9,347, partly offset by net decreases in working capital items of $3,077. The net non-cash credits principally consisted of the $30,599 gain on the change in fair value of the earnout liability and a deferred income tax benefit of $2,803, partially offset by stock-based compensation expense of $17,768, $4,009 of Merger related transaction costs expensed, $1,474 of depreciation and amortization expense and $891 of expense for the issuance of warrants in connection with borrowings. The net working capital decrease principally consists of an increase in accounts payable.

Investing Activities

Net cash provided by investing activities of $11 for the nine months ended June 30, 2025 consisted of proceeds from the sale of property and equipment, partially offset by payments for the acquisition of property and equipment.

Net cash used in investing activities of $1,108 for the nine months ended June 30, 2024 principally consisted of payments for the acquisitions EMI Solutions and RaGE Systems, net of acquired cash.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2025 of $5,563 consisted of $3,645 in proceeds from the sale of common stock and warrants in the April 2025 Offering, $600 from the issuance of common stock, $2,575 in proceeds under agreements for the purchase and sale of future receipts and the issuance of notes payable and proceeds of $17 from the exercise of warrants to purchase shares of the Company’s Class A Common Stock. These amounts were partially offset by principal payments on notes payable of $1,100 (including payments of $445 on notes payable—related parties) and the payment of deferred consideration of $174 for the acquisition of a business.

Net cash provided by financing activities for the nine months ended June 30, 2024 of $15,991 consisted of the $21,014 proceeds from the Merger and PIPE, $3,334 in proceeds from the issuance of common stock, $971 in proceeds from issuance of notes payable and convertible notes and proceeds from the exercise of stock options of $225. These amounts were partially offset by the payment of merger-related transaction costs of $6,946 and $2,608 of principal payments on notes payable (including payments of $1,298 on notes payable—related parties).

Liquidity

As of June 30, 2025, our cash balance was $240 compared to $266 at September 30, 2024. We had a working capital deficit of $23,020 as of June 30, 2025 compared to a working capital deficit of $20,836 at September 30, 2024.

As of June 30, 2025, our debt consists of notes payable with an aggregate amount of $1,980 and 7% promissory notes—related parties with an aggregate principal amount of $2,380. Of these amounts, one note having a principal amount of $125 has reached its maturity date and is currently due. The remainder require weekly or monthly payments in varying amounts through September 2026.

Our total liabilities as of June 30, 2025 were $34,130 compared to $33,558 as of September 30, 2024. The increase in our total liabilities is principally due to a $1,382 increase in notes payable.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $1,519 payable over the next two years, (ii) unpaid commitment and other fees of $1,575 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to our acquisitions of EMI Solutions and RaGE Systems which is currently due, and (iv) potential payments of up to $4,000 under the RaGE Earnout, payable by March 2026.

Going Concern

We incurred a loss from operations of $30,528 for the nine months ended June 30, 2025, and we incurred losses from operations of $46,395 and $35,544 for the years ended September 30, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $134,859. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations beyond the next approximately ninety days.

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

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	June 30, 2025	September 30, 2024
Stock price	$0.77	$1.06
Expected volatility	80.0%	70.0%
Risk-free rate	3.9%	3.6%
Contractual term	6.5 years	7.2 years

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

We also have goodwill totaling $16,066 as of June 30, 2025, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but we test goodwill for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We did not recognize any impairment charges on intangible assets or goodwill during the nine months ended June 30, 2025 and 2024. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of June 30, 2025. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Currently, our Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On April 28, 2025, we received a delinquency notification letter (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(a)(2) as a result of our failure to maintain the Minimum Bid Price Requirement. The Notice stated that, as of its date, the stock price of the Class A Common Stock was below $1.00 for 30 consecutive business days. The Notice has no immediate effect on the listing or trading of our shares of Class A Common Stock on Nasdaq. We have until October 27, 2025 to regain compliance. If we are not in compliance with the Minimum Bid Price Requirement by October 27, 2025, we may qualify for a second 180 calendar day compliance period. However, if we fail to timely regain compliance with the Minimum Bid Price Requirement during the second 180 calendar day period our shares will be subject to delisting from Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2025, we issued 297,000 shares of Class A Common Stock to one of the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $0.01 per share. No underwriting discounts and commissions were paid with respect to the foregoing transaction. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act because the warrants were exercised pursuant to a cashless exercise and no commission was paid for soliciting the exercise.

On April 10, 2025, we issued 166,875 shares of Class A Common Stock to one of our creditors in exchange for satisfaction of the Company’s debt owed to such creditor in the amount of $115. On May 9, 2025, we issued 79,709 shares of Class A Common Stock to RaGE Systems stockholders as partial settlement of liability under the RaGE Earnout. No underwriting discounts and commissions were paid with respect to the foregoing transactions. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering.

Item 5. Other Information.

Equity Grants Issued Outside of the 2023 Equity Incentive Plan

(a)	The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events under Item 3.02 Unregistered Sales of Equity Securities below instead of in a stand-alone Current Report on Form 8-K:

On August 11, 2025, the Company entered into restricted stock award agreements with each of Frederick Goerner, James Peterson and Keyvan Samini, in which the Company granted 915,033 restricted stock awards of Class B Common Stock (“Class B RSAs”) to each of Messrs. Goerner, Peterson and Samini outside of the Company’s 2023 Equity Incentive Plan, in accordance with the approval granted by the stockholders of the Company at its Special Meeting of Stockholders on May 30, 2025. The Class B RSAs will vest over five years with 10% vesting on May 30, 2026, and the remaining 90% vesting in equal quarterly installments over the remaining 48 months. The shares of Class B Common Stock are convertible into shares of Class A Common Stock at the option of the holder at any time and will be automatically converted upon (i) a transfer by the holder (other than a permitted transfer) or (ii) the first trading day after the seventh anniversary date of the Closing Date. We believe the sales and issuances of the above securities are exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering.

(c)	During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1

Retirement and Release Agreement by and among Mobix Labs, Inc. and Fabrizio Battaglia, dated as of July 25, 2025 (incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on August 7, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: August 13, 2025	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

