Form 10-K
period 2025-09-30
MOBIX LABS, INC
filed 2026-01-13
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number: 001-40621

MOBIX LABS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1591717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Venture, Suite 220, Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

(949) 808-8888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.00001 per share	MOBX	Nasdaq Capital Market
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	MOBXW	Nasdaq Capital Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second fiscal quarter ended March 31, 2025) was approximately $30.5 million. The number of outstanding shares of the registrant’s Class A Common Stock and Class B Common Stock, as of November 30, 2025, was 64,308,034 and 2,004,901, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed within 120 days after September 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MOBIX LABS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2025

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

ii

PART I

Item 1. Business

Company Overview

Based in Irvine, California, Mobix Labs designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the defense, aerospace, commercial, industrial and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. Our interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

We were founded with the goal of simplifying the development and maximizing the performance of mmWave wireless products by designing and developing high performance system-level solutions used for signal processing applications in wireless devices. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions serving diverse industry sectors, including aerospace, military, defense, medical and high reliability (“HiRel”) technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property (“IP”) portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of revenue for our products by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and wired connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

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

Our leadership team is comprised of industry veterans with prior experience at premier semiconductor and connectivity companies, including Microsemi Corporation (which was acquired by Microchip Technology Inc.), Skyworks Solutions, Inc., MaxLinear, Inc. and Texas Instruments Incorporated. Our leadership team has significant experience and insight into growing advanced technology companies and executing strategic acquisitions to accelerate growth. Our engineering team is highly skilled in radio frequency, analog and mixed-signal technologies and has prior experience spearheading development of RF solutions that are widely used in existing wireless systems and devices.

Industry Overview

Wireless Systems Solutions — Our wireless systems solutions address several growth markets in the electronics industry—communications, sensing and detection and microelectronics. We expect these markets will continue to expand, driven by a number of factors.

●	Communications — The demand for mobile and fixed data continues to grow at exponential rates. The evolution of wireless communications standards has enabled many data intensive applications, such as video streaming, online conferencing and social media. Moreover, we believe ongoing deployment of applications for artificial intelligence (“AI”), alternative reality (“AR”), virtual reality (“VR”), autonomous vehicles, and industrial Internet of Things (“IoT”) sensors, will compound the strain on the current generation of wireless networks, necessitating higher bandwidth and more efficient communication networks. The next generation of wireless communications, including 5G and beyond, is expected to revolutionize the way data is transferred around the world. With data speeds up to 20 Gb/s coupled with ultra-low latency, or minimal delays in the transmission of data, the potential applications for 5G can be significantly more extensive than for earlier generations of wireless communications. There is also increasing interest in energy efficient, standards-based infrastructure. Wireless systems operators around the world have experienced increased operating costs due to the increasing cost of energy. We believe the need for highly power efficient solutions is particularly important for operators who provide coverage in rural, infrastructure constrained markets. We expect these demands create opportunities to develop new communication solutions for both domestic and international markets.

●	Sensing and Detection — Demand for single and multiband sensing and detection solutions continues to grow across several market areas. In the security market, radio RF and mmWave imaging is used to sense and detect concealed objects in closed parcels or under clothes. The medical market uses a variety of non-visual spectrum to sense and detect a variety of conditions such as skin cancers or internal tumors and their compositions. Using RF, mmWave and infrared (“IR”) technologies, we can sense and detect flaws in building materials including concrete, wooden beams and other structural materials to determine the viability and safety of infrastructure. These applications use a combination of multi-spectral sensors, higher performance microelectronics, machine learning and AI and general computing for systems.

●	Microelectronics — The specification, design and manufacture of very small electronic designs and components and circuits drives most electronics growth in the modern electronics industry. Higher mobility, lower costs and greater energy efficiency drive innovations in communications, medical, sensing and other applications for the consumer commercial electronics, industrial electronics and aerospace and defense electronics markets. Microelectronics covers application specific integrated circuits (“ASIC”), RFIC and system on chip (“SoC”) IC designs. It also includes devices such as multi-chip modules (“MCMs”) and multi-chiplet modules (“McMs”). The trends now are to drive microelectronics to have global connectivity options and included capabilities for machine learning and AI.

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

Market Opportunity

As a global provider of a diverse portfolio of advanced capability products, we believe that we are well positioned to capitalize upon the strong growth trends within the defense, aerospace, commercial, industrial and other markets worldwide. We believe our technology, products, and acquisition strategy will serve as strong bases for growth in the markets we currently serve as well as enable us to penetrate new markets globally. We believe our ability to develop and produce market-leading products and services coupled with our deep knowledge of our customers and end markets will enable us to expand our domestic and international market share and continue to offer our customers high-value solutions.

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

Satellite Communications — With the proliferation of satellite enabled devices there is an industry push to converge broadband low earth orbit satellite communications (“LEO SATCOM”) with terrestrial 5G and other technologies. LEO SATCOM applications can provide lower latency and greater global coverage compared to geosynchronous satellite applications. On the ground terminal side, having a broadband satellite connection as a backup will allow many devices from handsets and laptops to connected cars to have more stable connections. As the world becomes more and more connected, we will seek to provide wireless systems solutions and LEO SATCOM connectivity designed to offer an attractive solution for keeping consumers connected anywhere in the world.

Products

Wireless Systems Solutions

Our wireless systems solutions products and services address three key markets—communications, sensing and detection, and microelectronics.

Communications — We provide both products and services for communications applications. Typically, we contract with customers to specify, design, prototype and validate products for markets in which our customers have an established position. We offer a highly skilled, multi-functional, knowledgeable team and we have significant industry know-how that cuts across every system aspect. Once the prototypes or trial units have been fielded, we seek to enter into a supply contract to build, test, ship and maintain products for our customers. In 2024 we launched our SMART™ Edge device—a software-manageable autonomous radio transceiver and an innovative appliance optimized for deployment at the network edge. This device is software programmable for a variety of applications such as RF spectrum analysis, RF broadcast node, transition base station and other custom applications.

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

Microelectronics — Semiconductor components are the building blocks used in wireless systems and devices. These components are classified as either discrete devices or ICs (also referred to as “chips” or a “chipset”), in which a number of transistors and other elements are combined to form a more complicated electronic circuit. We expect our chipset IP and technology will feature a design which minimizes the number of semiconductor chips needed to enable mmWave wireless devices, and therefore we expect that our products will reduce the cost of such devices. Although we have not yet sold any ICs, we believe our IP and developed technology positions us to complete development of our chipset as the market for mmWave ICs evolves.

Interconnect Products

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

Competitive Strengths

●	Experienced management team — Our board of directors and our executive management team possess comprehensive expertise in overseeing entities within the communications sector, particularly in the semiconductor industry. Several members of our board of directors and our management team have played pivotal roles in the inception and ongoing leadership of the enterprises that today form the backbone of our organization. This depth of knowledge and leadership is anticipated to greatly enhance our ability to implement our strategic objectives efficiently and effectively.

●	Diversified business model — Our broad portfolio of products serve the connectivity, aerospace, military, defense and healthcare markets, and address the needs of both commercial and government customers operating in domestic and international markets. In addition to broadening our addressable market, our strategy of serving both the commercial and government markets makes us less dependent upon government funding and commercial business cycles than businesses focused solely on either market. Similarly, by selling our products and services in various industries, we are less susceptible to economic and political uncertainties at any given time. As a result of this diversity, we believe that our future success is not dependent upon a single technology, product, service, customer, government program or geographic market.

●	Strong acquisition and integration track record — Since our founding in 2020, we have strategically expanded our portfolio through the acquisition and integration of other businesses, including RaGE Systems and EMI Solutions, each of which aimed at broadening our operational capabilities and enhancing our financial metrics. These strategic initiatives have been instrumental in optimizing operational efficiencies across each acquired entity, subsequently bolstering our financial performance. In particular, we believe our acquisitions of RaGE Systems and EMI Solutions have allowed us to access new markets within the defense, military, aerospace and healthcare sectors.

●	Superior, scalable wireless technology — We expect to base our mmWave ICs on a complementary metal-oxide-semiconductor (“CMOS”) process. We believe designing high-performance RF and mixed-signal/analog ICs in CMOS allows for higher levels of integration, which can lead to more compact products in a cost-effective manufacturing process. Additionally, we will seek to offer our mmWave chipset as a single SKU, scalable chipset that we believe will simplify manufacturers’ designs and accelerate our customers’ time to market.

●	U.S.-based supplier of interconnect products — We believe certain of our customers, particularly those serving the defense industry, prefer to source interconnect products from U.S.-based suppliers like us. We believe this is important to certain customers with respect to overall quality and pricing due to global economic tensions and tariffs. We believe that being able to provide a high-quality interconnect solutions enables us to serve the evolving needs of mission-critical applications in the aerospace, defense, medical and other markets.

●	Extensive patent and trade secret portfolio — We believe our intellectual property portfolio, comprising a combination of existing and pending patents and trade secrets, provides us with a significant competitive advantage in our wireless systems solutions and interconnect products. We expect the intellectual property and expertise we have developed will allow us to meet the difficult system specifications in standard, bulk CMOS processes. We believe that our intellectual property portfolio, as well as our research and development capabilities, enable us to design solutions for our customers’ complex engineering challenges and capitalize on secular growth trends.

Company Strategy

●	Acquire and integrate complementary assets— A key component of our growth strategy is to continually explore acquisition opportunities that can be accretive in both the short and long term or fill a potential technology gap. A critical element of our ability to execute on our acquisition strategy is the timely and successful integration of companies that we acquire, with the goal of quickly achieving sustained operational and financial benefits. We begin this integration process during the negotiation and due diligence processes for each acquisition.

●	Accelerate technology development and innovation — We are dedicated to developing innovative solutions for next generation consumer commercial, industrial, automotive, medical and aerospace and defense products. In this effort, we have developed our proprietary technology, or may work with our customers’ IP, for mmWave, 2/3/4/5G communications and ICs for a variety of applications. We believe this approach will allow us to develop more efficient, cost-effective and compact products and solutions for our customers.

●	Expand into new end markets and geographies — Our products and solutions are designed to:

○	enable mmWave wireless devices to transmit and receive data at extremely high data rates which we believe will surpass those currently available in the consumer market; and

○	minimize EMI in mission critical applications, including aerospace, military, defense and healthcare.

We believe our diverse product offerings, our intellectual property and the global distribution and sales channels we have established provide additional opportunities to address several new markets from data centers to emerging wireless applications worldwide.

Manufacturing and Operations

We currently manufacture a majority of our interconnect products and wireless systems solutions at our own facilities. We also rely on contract manufacturers for certain production processes. This strategy is intended to allow us to efficiently manage both our supply competitiveness and manufacturing utilization in order to minimize the risk associated with market fluctuations and maximize our cash flow. Due to the application of our interconnect products in national security and defense applications, our interconnect products must be manufactured in the United States, with limited exceptions.

For mmWave wireless IC products, we expect to outsource wafer fabrication to third party wafer manufacturers, as is common in the semiconductor industry. We believe the manufacturing processes we will require are available from multiple wafer fabrication providers. We believe that the raw materials, parts and supplies used in wafer fabrication are generally available at present and will remain available in the foreseeable future. Semiconductor wafers are usually shipped to third-party contractors for device assembly and packaging, where the wafers are cut into individual die, packaged and tested before final shipment to customers. We will also rely on third parties for device assembly and packaging services.

Sales and Marketing

We sell our products and services directly to original equipment manufacturers (“OEMs”) or original design manufacturers (“ODMs”) and contract manufacturers through our global network of representatives and distributors. Our go-to-market strategy provides comprehensive customer coverage. We seek to collaborate with customers through the technology selection and design processes to gain design wins. We are customer and standard agnostic, allowing our solutions to be used globally and across multiple platforms and customers. We target innovative product suppliers and focus on communications technology used in mission critical and HiRel applications.

We often work with customers that have a leading market share in a given application or solution. Given military, aerospace and healthcare product lifecycles, our products may remain in production with a customer for more than seven years with a single design.

We strive to implement our go-to-market strategy, which is intended to provide comprehensive customer coverage through electronic component distributors and independent sales representative organizations. We also maintain a network of distributors and independent sales representative organizations, primarily in Europe and the Asia-Pacific region. As is customary in the electronic components industry, our distributors and independent sales representative organizations may also market other products that compete with ours.

The sales process of electronic components and solutions typically commences with identifying and qualifying prospective customers and programs. Component suppliers like Mobix Labs must collaborate with prospective customers to work through the design funnel until production of the customers’ products. During this process, component suppliers often provide technical support directly or through the independent sales representative organizations that are concurrently providing pre-sales, post-sales and account management services to bring the customers’ products to market in a timely manner.

Customers

Our primary customers are organizations that sell product solutions for aerospace, military, defense and healthcare applications. We have also engaged with several OEMs and ODMs in an effort to secure them as customers for our mmWave ICs when those products are available for sale. If they do purchase our mmWave ICs, we expect them to purchase these products on a purchase order basis when we complete development and commence sales, which is customary in the semiconductor industry.

For the year ended September 30, 2025, sales to Leidos Holdings, Inc. accounted for approximately 50% of our net revenues. No other customer accounted for 10% or more of our net revenues.

Competition

Wireless Systems Solutions — The mmWave wireless market presents a significant opportunity for many existing and emerging semiconductor companies. Large companies such as Qualcomm Incorporated, NXP Semiconductors, N.V., Qorvo, Inc., Skyworks Solutions, Inc., and Analog Devices Inc. have all offered products to address the RF and mixed-signal portion of 5G radios for connected devices. There are also a number of smaller companies looking to capitalize on the mmWave market as well. We typically design our sensing and detection solutions under contracts and we primarily compete with our customers’ internal resources for design activity and with external contract manufacturers for the manufacture of products or equipment.

Interconnect Products — Multiple companies vie to provide effective solutions for mitigating electromagnetic interference. Principal companies with whom we compete include Amphenol Corporation, Glenair, Inc., ITT Inc., and TE Connectivity Corporation. However, we believe that only a limited number of companies, including us, are approved vendors for products incorporated into certain military, defense, aerospace, and healthcare solutions.

Many of our competitors have greater financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may also have more advantageous supply or development relationships with our current and potential customers or suppliers.

Research and Development

At our core, we are a technology innovation company. We have invested a significant amount of time and expense into the design and development of technology for our current and anticipated future products, including mmWave wireless technology. We view our intellectual property, whether internally developed or obtained by way of an acquisition of a business, as a competitive advantage. We expect to continue to devote substantial resources to the development and acquisition of technology to be incorporated within our products and to product innovation and development.

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

Human Capital

Our people are critical to success and the pursuit of our goals and growth strategy. We strive to attract and retain team members who are driven to innovate and who bring diverse perspectives and skills. As of September 30, 2025, we had a total of 46 employees in the United States, of whom eleven were primarily engaged in research and development, two were primarily engaged in sales and marketing, fifteen were primarily engaged in manufacturing, and eighteen were primarily engaged in general and administrative functions. None of our employees are covered by a collective bargaining agreement or represented by a labor union. Additionally, from time to time we utilize third-party contractors to supplement our workforce.

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

Risks related to our business and industry

●	We are an early-stage company, and it remains difficult to evaluate our future prospects and the risks and challenges we may encounter.

●	We cannot predict whether we will maintain revenue growth.

●	We have incurred losses in the operation of our business and anticipate that our expenses will increase, potentially leading to continued losses from operations in the near future.

●	We cannot assure you that we will achieve or maintain profitability and there is substantial doubt about our ability to continue as a going concern.

●	We will need to raise additional capital in the future to execute our business plan.

●	We may fail to successfully acquire or integrate new businesses, products, and technology.

●	If our customers are unable to achieve widespread market acceptance of their products which incorporate our products, we may not be able to generate the revenue necessary to support our business.

●	Our customers generally require our products to undergo a lengthy qualification process.

●	Markets for our planned mmWave wireless semiconductor products are still developing and may not develop as expected.

●	If we are unable to execute our growth strategies effectively, our business may be adversely affected.

●	The markets for our semiconductor products and solutions are highly competitive.

●	Our products and solutions are subject to intense competition.

●	Our future success will depend on our ability to successfully introduce new products and solutions for our markets that meet the needs of our customers.

●	The consolidation or vertical integration of our customers may adversely affect our financial results.

●	We generate a substantial portion of our revenues from one customer and expect that we will generate revenue from a limited number of customers in the near future.

●	We generally do not obtain long-term purchase commitments.

●	Defects in our products or poor design and engineering solutions could adversely affect our business.

●	We depend on third-party offshore suppliers for many of the components and materials used in our products.

●	Inflation and unfavorable global economic conditions could adversely affect our business.

●	If we are unable to manage the growth of our operations, our performance may suffer.

●	Our failure to comply with the laws and regulations to which we are subject could have a material adverse effect on our business, prospects, financial condition and results of operations.

●	Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

●	Our future success depends on our ability to retain key employees and to attract qualified personnel.

●	We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition.

●	Our business could suffer in the event of a security breach involving our information technology (“IT”) systems or our intellectual property or other confidential or proprietary information.

●	Instituting and defending against intellectual property or other types of litigation and administrative proceedings could cause us to spend substantial resources.

●	We are subject to, and must remain in compliance with, laws and governmental regulations across various jurisdictions concerning the development and sale of our products.

●	We are dependent upon our officers and directors, and their loss could adversely affect us.

●	Some of our potential customers may require us to comply with additional regulatory requirements.

●	We could be adversely affected by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

●	Our intellectual property applications may not be issued or granted or may take longer than expected, which may have a material adverse effect on our ability to enforce our intellectual property rights.

●	We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our business.

●	We are subject to state, federal and international privacy and data protection laws and regulations.

Risks Related to Ownership of Our Securities

●	The market price of our securities may be volatile.

●	If equity research analysts do not publish research or reports, or if they publish unfavorable research or reports about our company, our stock price and its trading volume could decline.

●	We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

●	The dual class structure of our Common Stock has the effect of concentrating voting control with the holders of our Class B Common Stock, most of whom are our directors or management.

●	Our management has limited experience in operating a public company.

●	The inability to timely regain compliance with the Nasdaq listing requirements, including the $1.00 minimum bid price requirement and to remain in compliance with the other Nasdaq listing requirements.

●	We may become subject to securities or class action litigation.

●	We anticipate that our stockholders will experience dilution in the future.

●	We are an “emerging growth company” and a “smaller reporting company.”

●	We do not anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. As a result, capital appreciation, if any, of the Class A Common Stock will be your sole source of gain for the foreseeable future, if any, and you may never receive a return on your investment.

●	Future sales of our Class A Common Stock may cause the market price to drop significantly.

Risks Related to Our Business and Industry

We are an early-stage company, and it remains difficult to evaluate our future prospects and the risks and challenges we may encounter.

Since our inception in 2020, we have invested a significant amount of time and expense into the design and development of technology for our current and anticipated future products, including mmWave wireless technology. We have also grown through acquisitions of other businesses, including our fiscal year 2024 acquisitions of RaGE Systems and EMI Solutions, which expanded our operations to the aerospace, military, defense, medical and other markets. However, it remains difficult to evaluate our future prospects and the risks and challenges we may encounter. Risks and challenges we have faced or expect to face include, but are not limited to, our ability to:

●	continue to develop and commercialize new products;

●	sustain and grow sales of our existing products;

●	execute our growth strategies including through mergers and acquisitions;

●	forecast our revenue and budget for and manage our expenses;

●	raise additional capital on acceptable terms to execute our business plan;

●	continue as a going concern;

●	attract new customers, retain existing customers and expand existing commercial relationships;

●	compete successfully in the highly competitive industries in which we operate;

●	plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to our current and future products;

●	comply with existing and new or modified laws and regulations applicable to our business in and outside the United States, including compliance requirements of U.S. customs and export regulations;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	effectively manage our growth and business operations;

●	develop and protect intellectual property;

●	maintain and enhance the security of our IT system;

●	hire, integrate and retain talented people at all levels of our organization;

●	successfully defend our company in any legal proceeding that may arise and enforce our rights in any legal proceedings we may initiate; and

●	manage and mitigate the adverse effects on our business of any public health emergencies, natural disasters, widespread travel disruptions, security risks including IT security, data privacy, cyber risks, international conflicts, geopolitical tension and other events beyond our control.

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

Since inception, we have incurred operating losses and negative cash flows, primarily due to our ongoing investment in product development. For the fiscal years ended September 30, 2025 and 2024, we incurred losses from operations of $37.7 million and $46.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $150.6 million. Since then, we have continued to incur losses from operations, and we expect this trend to persist, along with negative cash flows from operations, for the foreseeable future.

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

The financial statements included herein have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities, issuance of debt, and/or related party advances. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

If we are unable to achieve or maintain market acceptance of our products, and if our products do not win widespread market acceptance, our business may be significantly harmed.

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

Markets for mmWave wireless semiconductor products are still developing and may not develop at the speed and scale as expected.

The markets for products designed for mmWave wireless communication are relatively new and still developing, which makes our business and future prospects difficult to evaluate, and thus the estimates and forecasts of total addressable market and serviceable addressable market are subject to significant uncertainty. We and our customers are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. Many of the wireless and wired applications we and our customers are working towards commercializing require complex technology and are subject to uncertainties with respect to, among other things, the heavy capital investment required to commercialize those applications, the competitive landscape, the rate of consumer acceptance and the impact of current or future regulations. Regulatory, safety or reliability developments, many of which are outside of our and our customers’ control, could also cause delays or otherwise impair commercial adoption of new technologies and solutions, which may adversely affect our growth.

As we develop mmWave wireless semiconductor products, we face the risk that potential customers may not value or be willing to bear the cost of incorporating our products into their product offerings, particularly if they believe their customers are satisfied with prior offerings. If we are unable to sell mmWave semiconductor products we seek to develop, and subsequent generations of such products, the growth prospects of our mmWave wireless semiconductor products would be negatively affected.

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

The markets for semiconductor products and solutions are highly competitive. Our future success in commercializing any semiconductor products and solutions we develop will depend on whether we can deliver the technology, products, and solutions solving our target customers’ engineering challenges and continue to develop semiconductor products and solutions in a timely manner. Additionally, it will depend on whether we can successfully compete with existing and new competitors. Some of our competitors have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, research and development, marketing, and other resources than we do. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition. If we are not able to maintain favorable pricing for our products and solutions, our profit margin and profitability could suffer. Certain competitors may be better positioned to acquire competitive solutions and take advantage of acquisition or other similar expansion opportunities. Increased competition may result in pricing pressure and reduced margins, impeding our ability to increase the sales of our products or causing us to lose market share. Any of these outcomes will adversely affect our business, results of operations, and financial condition.

Our interconnect products are also subject to intense competition.

The markets for our interconnect products and solutions are competitive and fragmented and are subject to changing technology and shifting customer needs. A number of vendors produce and market products and services that compete to varying extents with our offerings, both in terms of performance and price. We expect this competition to continue and intensify. Moreover, changes affecting the markets for our interconnect products could increase the chances that we will face competition from new products or service offerings from both existing and new competitors.

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

The consolidation of our customers may adversely affect our financial results.

Our industry is characterized by the high costs associated with developing marketable semiconductor products and solutions as well as high levels of investment in production capabilities. As a result, the semiconductor industry and the markets we serve have experienced, and may continue to experience, consolidation among our competitors or customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to, substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing, and distribution of their products; longer operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors or customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which could have a material adverse effect on our business.

We generate a substantial portion of our revenues from one customer and expect that we will generate revenue from a limited number of customers in the near future; and the loss of any key customer could have a material adverse effect on our business.

Our primary customers are organizations that sell product solutions for defense, aerospace, commercial, industrial and other applications. We have also engaged with several OEMs and ODMs in an effort to secure them as customers for our mmWave ICs when the products are available for sale. If they do purchase our mmWave ICs, we expect them to purchase these products on a purchase order basis when we complete development and commence sales, which is customary in the semiconductor industry.

For the year ended September 30, 2025, sales to Leidos Holdings, Inc. accounted for approximately 50% of our net revenues and no other customer accounted for 10% or more of our net revenues. The loss of this customer would have a material adverse impact on our results of operations and financial condition.

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

We depend on third-party suppliers for many of the components used in our products, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may take longer to take effect than anticipated.

We currently rely on third party suppliers, including suppliers outside the United States, for many of the components and materials used in our products. We cannot be sure that these suppliers will remain in business. Our reliance on offshore suppliers subjects us to a number of risks that include, among other things:

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

Our reliance on U.S. and non-U.S. suppliers to secure parts, components and sub-systems used in our products also exposes us to volatility in the prices and availability of these materials and services. In some instances, we depend upon a single source of supply, manufacturing, services support or assembly or we may be subject to specific procurement requirements that limit the types of materials we use, which may further limit the suppliers and subcontractors we may utilize. Although the components and materials we require may be available from other suppliers, any attempt to transition our supply arrangement to one or more other suppliers could entail expense and could lead to delays in production. If we are unable to arrange for sufficient supply of the components and materials we require, we may encounter difficulty in meeting customer requirements or increases in our operating costs which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect our business, results of operations, financial condition and growth.

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

Changes in global political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we may purchase, manufacture, or sell our products or conduct our business could adversely affect our business. In recent years, the United States has instituted or proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries where we conduct our business or plan to conduct business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

We identified material weaknesses in our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and share price.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the insufficient complement of personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in its finance and accounting functions;

●	We did not design and maintain an effective risk assessment process at a precise enough level to identify new and evolving risks of material misstatement in the financial statements. Specifically, changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses contributed to the following additional material weaknesses:

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over (i) the preparation and review of account reconciliations and journal entries, (ii) maintaining appropriate segregation of duties, (iii) determining the appropriate grant date for stock options and evaluating the assumptions used within the Black-Scholes model to determine the fair value of option grants, and (iv) the review of the completeness and accuracy of the income tax provision and related disclosures. Additionally, we did not design and maintain controls over the classification and presentation of accounts and disclosures in the financial statements and to ensure revenue transactions are recorded in the correct period.

●	We did not design and maintain effective controls to identify and account for certain non-routine, unusual or complex transactions, including the proper application of U.S. GAAP of such transactions. Specifically, we did not design and maintain effective controls to (i) timely identify, account for and value business combinations and asset acquisitions, including the associated tax implications and (ii) timely identify, account for and value financing arrangements.

●	We did not design and maintain effective controls to verify transactions are properly authorized, executed, and accounted for, including transactions related to incentive compensation arrangements.

These material weaknesses resulted in adjustments to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, as well as the purchase price allocation for the business combination, as of and for the years ended September 30, 2022 and 2021; adjustments to stock-based compensation expense, accrued expenses, other current liabilities and the PIPE make-whole liability, as well as the purchase price allocations for our business combinations as of and for the interim periods ended December 31, 2023 and June 30, 2024, and as of and for the year ended September 30, 2024; and, an adjustment to the number of shares of our Class B Common Stock reported as issued and outstanding as of June 30, 2025.

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

We rely on the efficient and uninterrupted operation of complex information technology applications, systems, and networks to conduct our business. The reliability and security of our information technology infrastructure and software, as well as our ability to expand and continually update technologies in response to changing needs, are critical to our operations. Any significant interruption in these applications, systems, or networks - such as new system implementations, computer viruses, cyberattacks, security breaches, facility issues, or energy blackouts - could result in misappropriation of our intellectual property or other proprietary or confidential information and could have a material adverse impact on our business, financial condition, and results of operations.

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

Currently, our Class A Common Stock and the Public Warrants are traded on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we are required to maintain certain financial, distribution, and stock price levels. We are required to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On April 28, 2025, we received a delinquency notification letter (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) due to the non-compliance with Nasdaq Listing Rule 5550(a)(2) as a result of our failure to maintain the Minimum Bid Price Requirement. The Notice stated that, as of its date, the stock price of the Class A Common Stock was below $1.00 for 30 consecutive business days and gave us 180 calendar days, or until October 27, 2025, to regain compliance by maintaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days (the “Initial Compliance Period”).

On October 24, 2025, we submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for us to demonstrate compliance with the Minimum Bid Price Requirement. On October 29, 2025 we received written notice from Nasdaq (the “Extension Letter”) granting us an extension through April 27, 2026 (the “Extension Deadline”), to regain compliance with the Minimum Bid Price Requirement. The Extension Letter has no immediate effect on the Nasdaq listing or trading of our common stock. However, if we fail to timely regain compliance with the Minimum Bid Price Requirement during the Second Compliance Period our shares will be subject to delisting from Nasdaq.

We are also required to maintain a minimum market capitalization (generally $35 million) and a minimum number of holders of our listed securities (generally 400 public holders). We have been notified by the Staff that we are not compliant with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS Requirement”) of $35 million. We have 180 calendar days to regain compliance with the MVLS Requirement. If we fail to timely regain compliance with the MVLS Requirement, Nasdaq will provide written notification to us that our common stock is subject to delisting.

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

The market price of our securities is volatile.

The market price of our securities has been and may continue to be volatile. The price of our securities may fluctuate significantly in response to a number of factors, many of which are outside our control, and investors in our securities may experience decreases in the value of those securities, including decreases unrelated to our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A Common Stock is low.

Factors that could cause the market price of our securities to fluctuate or decline include, among others:

●	actual or anticipated fluctuations in our operating results form period to period;

●	changes in expectations regarding our growth, profitability or other performance metrics;

●	announcements regarding our business, including contracts, acquisitions, financings, strategic partnerships or joint ventures;

●	changes in financial estimates or recommendations by securities analysts, or the failure to meet analysts’ or investors’ expectations;

●	the operating or stock price performance of other companies that investors may view as comparable to us;

●	sales or expected sales of a significant number of shares of our Class A Common Stock by us or by our directors, executive officers or other large stockholders;

●	changes in our capital structure, including future issuances of equity or convertible securities or the incurrence of additional indebtedness;

●	developments in litigation, regulatory matters or governmental investigations involving us;

●	changes in laws, regulations, accounting standards or interpretations applicable to us or our industry; and

●	general market, economic, industry and geopolitical conditions, including recessions, interest rate changes, currency fluctuations and acts of war, terrorism or natural disasters.

In addition, broad market and industry factors, including those unrelated to our actual or expected operating performance, may materially and adversely affect the market price of our securities. As a result, you may not be able to resell such securities at or above the price you paid and may lose all or part of your investment.

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

The dual class structure of our Common Stock has the effect of concentrating voting control with the holders of our Class B Common Stock, most of whom are our directors or management; this may limit your ability to influence corporate matters.

Our Class B Common Stock has ten votes per share and Class A Common Stock has one vote per share. Stockholders who hold shares of Class B Common Stock, including certain of our executive officers and directors and their affiliates, together hold a substantial portion of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between the Class B Common Stock and the Class A Common Stock, the holders of Class B Common Stock collectively control a substantial portion of the combined voting power of the Common Stock and therefore may be able to significantly influence matters submitted to our stockholders for approval. This may limit the ability of holders of our Class A Common Stock to influence corporate matters.

Transfers by holders of Class B Common Stock will generally result in those shares automatically converting to Class A Common Stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B Common Stock to Class A Common Stock will have the effect, over time, of increasing the relative voting power of those holders of Class B Common Stock who retain their shares of Class B Common Stock until the automatic conversion of the outstanding shares of Class B Common Stock into shares of Class A Common Stock on December 21, 2030.

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

Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A Common Stock and may make it more difficult for investors to sell their shares of our Class A Common Stock at a time and price that investors deem appropriate. In October 2025, we entered into an At The Market Offering Agreement with Roth Capital Partners, LLC (“Manager”) under which we may offer and sell, from time to time at our sole discretion, up to $15.8 million in shares of our Class A Common Stock through the Manager acting in its capacity as our sales agent.

On April 16, 2024 and March 28, 2025, we filed registration statements on Form S-8 under the Securities Act with the SEC to register shares of our Class A Common Stock that may be issued under our equity incentive plans from time to time, as well as any shares of our Class A Common Stock underlying outstanding options and restricted stock units (“RSUs”) that have been granted or promised to our directors, executive officers and other employees, all of which are subject to time-based vesting conditions. Shares registered under these registration statements will be available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates.

Furthermore, we have filed registration statements (the “Resale Registration Statements”) registering the resale of up to 41,279,262 shares of Class A Common Stock, which also includes shares issuable under outstanding convertible securities including outstanding warrants, options and shares of our Class B Common Stock, by certain of our stockholders. Sales of our Class A Common Stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A Common Stock to fall and make it more difficult for you to sell shares of Class A Common Stock at a time and price that you deem appropriate.

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

As of September 30, 2025, we have warrants outstanding, which are exercisable to purchase an aggregate of 25,085,732 shares of our Class A Common Stock for prices ranging from $0.01 to $5.79 per share (subject to adjustments as set forth in the applicable warrants). To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.

Our Charter and Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our Certificate of Incorporation as amended (the “Charter”) and Bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, another state or federal court located within the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of fiduciary duty owed by any director, officer or employee of us to us or the stockholders, (c) any civil action to interpret, apply or enforce any provision of the Delaware General Corporation Law, (d) any civil action to interpret, apply, enforce or determine the validity of the provisions of the Charter or the Bylaws or (e) any action asserting a claim governed by the internal affairs doctrine, in all cases, subject to the court having personal jurisdiction over the indispensable parties named as defendants, provided, however, that the foregoing would not apply to any causes of action arising under the Securities Act or the Exchange Act; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, provided, however, that the foregoing will not apply to any action asserting claims under the Exchange Act; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of us will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and it would be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions. Nothing in our Charter or Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer or other employee, which may discourage such claims.

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

Item 2. Properties

The following table lists our principal properties, each of which is leased. We believe that our current facilities are sufficient to support our operations and growth plans and that additional space, if needed, will be available on commercially reasonable terms.

Location	Use	Square footage

Irvine, CA	Corporate headquarters	2,713
Irvine, CA	Design, manufacturing and sales	6,149
Lowell, MA	Design, manufacturing and sales	7,814
Newburyport, MA	Design, manufacturing	2,400

Item 3. Legal Proceedings

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

Holders of Common Stock

As of November 30, 2025, there were 64,308,034 shares of our Class A Common Stock outstanding held of record by 245 holders, 2,004,901 shares of our Class B Common Stock outstanding held of record by five holders and Public Warrants to purchase 6,000,000 shares of our Class A Common Stock outstanding held of record by one holder. The number of record holders does not include The Depository Trust Company participants or beneficial owners holding shares or Public Warrants through banks, brokers, other financial institutions or other nominees.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

The following list sets forth information as to all of our securities sold during the fiscal year ended September 30, 2025 that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K.

On July 1, 2025, we issued 250,000 shares of Class A Common Stock to one of the holders of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrant had an exercise price of $0.01 per share.

On July 10, 2025, we issued 100,000 shares of Class A Common Stock to one of our consultants pursuant to a consulting agreement.

On July 14, 2025, we issued 26,136 shares of Class A Common Stock to one of our vendors in settlement of accounts payable in the amount of $21 thousand.

On September 23, 2025, we issued 100,000 shares of Class A Common Stock to one of our investors pursuant to a side letter agreement.

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

Overview

We design, develop and sell components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the defense, aerospace, commercial, industrial and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) 5G communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. Our interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

We were founded with the goal of simplifying the development and maximizing the performance of mmWave wireless products by designing and developing high performance system-level solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions serving diverse industry sectors, including aerospace, military, defense, medical and high reliability (“HiRel”) technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property (“IP”) portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of revenue for our products by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and wired connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products.

Recent Developments

At the Market Offering Agreement

On October 21, 2025, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (“Manager”) under which we may offer and sell, from time to time at our sole discretion, up to $15,800 in shares of our Class A Common Stock through the Manager acting in its capacity as our sales agent.

Pursuant to the ATM Agreement, sales of the Common Stock, if any, will be made under our effective Registration Statement on Form S-3 (File No. 333-284351), previously filed with the Securities and Exchange Commission on January 17, 2025 and declared effective on January 24, 2025, and the prospectus supplement relating to this offering for up to $15,800 in shares of its Common Stock, filed on October 21, 2025 by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including privately negotiated and block transactions. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Manager a commission of three percent of the gross sales proceeds of any Common Stock sold through the Manager under the ATM Agreement, and we have also provided the Manager with customary indemnification rights.

We intend to use the net proceeds from the sales of our Common Stock under the ATM Agreement for working capital purposes. The amount and timing of the proceeds we may receive from sales of our Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including that we are eligible to use the Registration Statement on Form S-3 to sell the shares to the Manager, the numbers of shares we may elect to sell, the timing of such sales and the future market price of our Class A Common stock.

April 2025 Offering

In April 2025, we entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor, pursuant to which we issued 3,850,000 shares of our Class A Common Stock, a pre-funded warrant to purchase up to 1,026,860 shares of our Class A Common Stock and common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of our Class A Common Stock (together, the “April 2025 Offering”). The pre-funded warrant has an exercise price of $0.0001 per share and was immediately exercisable. The Common Warrants have an exercise price of $0.8202, are currently exercisable and will expire on May 30, 2030. The net proceeds to us from the April 2025 Offering were $3,645, after payment of the placement agent’s fees of $355. During the year ended September 30, 2025, the investor fully exercised the pre-funded warrant, for net proceeds to us of $10. We also issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, are currently exercisable and will expire on April 4, 2030.

In connection with the April 2025 Offering, we amended 5,755,396 then outstanding PIPE Common Warrants to reduce the exercise price from $1.39 per share to $0.8202 per share. We also extended the term of the Series B warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030. As a result of the modification of the PIPE Common Warrants, during the year ended September 30, 2025 we recognized a non-cash loss of $493.

Warrant Exercise Inducement

In September 2025, we entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of outstanding warrants to purchase shares of our Class A Common Stock. Pursuant to the Inducement Letter, the holder exercised for cash warrants to purchase 5,486,467 shares of Class A Common Stock at $0.8202 per share. We received gross proceeds of approximately $4,500 from the exercise of these warrants. In connection with the warrant exercise inducement, we paid our financial advisor a cash placement fee of $315 and issued the financial advisor warrants to purchase up to 384,053 shares of our Class A Common Stock at an exercise price of $1.08 per share.

In consideration for the holder’s agreement to exercise the warrants for cash, we agreed to issue to the holder new warrants (the “Inducement Warrants”) to purchase up to an aggregate of 8,229,701 shares of our Class A Common Stock at an exercise price of $1.08 per share. The Inducement Warrants will become exercisable upon stockholder approval and will expire five years thereafter. We also amended the remaining Series B Warrants, extending their expiration date to April 3, 2030. As a result of these transactions, during the year ended September 30, 2025 we recognized a non-cash loss of $6,458, representing the estimated the fair value of the Inducement Warrants as of the date of issuance, the increase in the estimated fair value of the remaining Series B Warrants resulting from their amendment and the fair value of the warrants issued to the financial advisor.

October 2025 Warrant Amendments

On October 24, 2025, we entered into amendments to certain outstanding warrants to purchase an aggregate of 13,375,490 shares of our Class A Common Stock. The amendments revise certain terms of the warrants with the objective that, under applicable guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging (“ASC 815”), the amended warrants are expected to be equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which we use to estimate the fair value of warrants. We evaluated the specific terms of the amended warrants and concluded that each of these warrants meet the derivative scope exception for contracts in our own stock, and are equity-classified instruments for financial accounting purposes. As a result of the amendments to the warrants, during the fiscal quarter ending December 31, 2025 we expect to remeasure the liability for the amended warrants (having a value $6,859 as of September 30, 2025) to its estimated fair value as of the date of the amendments, and reclassify the resulting balance to stockholders’ equity (deficit) in the consolidated balance sheet. As part of these amendments, we issued an additional warrant to purchase 1,000,000 shares our Class A Common Stock on the same terms as the Inducement Warrants. Additional information relating to the warrant amendments can be found in the notes to our consolidated financial statements included herein.

Other Financing Activities

During the year ended September 30, 2025, we had additional financing activity, principally consisting of borrowings and sales of shares of our Class A Common Stock in private placements. See “Liquidity and Capital Resources,” below, and our consolidated financial statements for further details.

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

Results of Operations

Comparison of the Year Ended September 30, 2025 and 2024

(dollars in thousands)	Year ended September 30,		Change
	2025	2024	$	%

Net revenue:
Product	$5,996	$5,890	$106	2%
Services	3,916	552	3,364	609%
Total net revenue	9,912	6,442	3,470	54%

Cost of revenue:
Product	3,563	3,752	(189)	(5)%
Services	1,342	138	1,204	872%
Total cost of revenue	4,905	3,890	1,015	26%
Gross profit	5,007	2,552	2,455	96%

Operating expenses:
Research and development	2,419	5,779	(3,360)	(58)%
Selling, general and administrative	39,556	41,835	(2,279)	(5)%
Impairment of long-lived assets	725	1,333	(608)	(46)%
Loss from operations	(37,693)	(46,395)	8,702	(19)%

Interest expense	2,325	1,582	743	47%
Change in fair value of earnout liability	(440)	(31,879)	31,439	(99)%
Change in fair value of warrants	(804)	(1,415)	611	(43)%
Change in fair value of PIPE make-whole liability	—	(830)	830	(100)%
Merger-related transaction costs expensed	—	4,009	(4,009)	(100)%
Financing costs expensed	7,266	2,894	4,372	151%
Other non-operating losses, net	84	1,707	(1,623)	(95)%
Loss before income taxes	(46,124)	(22,463)	(23,661)	105%
Provision (benefit) for income taxes	7	(2,429)	2,436	(100)%
Net loss and comprehensive loss	$(46,131)	$(20,034)	$(26,097)	130%

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the years ended September 30, 2025 and 2024). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of product revenue.

We derive services revenue from engineering services, principally for the research, development or design of wireless systems solutions. Our contracts with our customers generally contain a single distinct performance obligation, to provide research or design services for products based on the customer’s specifications. We recognize revenue for engineering services over time as we deliver the services on an input basis, using costs incurred as the measure of progress. Costs incurred represent the most reliable measure of transfer of control to the customer. We defer the recognition of revenue for any amounts billed or received prior to delivery of the services.

Our net revenue fluctuates based on a variety of factors, including the timing of the receipt of product orders or contracts from our customers, product mix, competition, global economic conditions, and other factors.

Product revenue was $5,996 for the year ended September 30, 2025 compared to $5,890 for the year ended September 30, 2024, an increase of $106 or 2%. The increase principally reflects the inclusion of sales of our wireless systems solutions and our interconnect products in our net revenue for all of fiscal year 2025. We acquired our wireless systems solutions in our May 2024 acquisition of RaGE Systems and we acquired our interconnect products in our December 2023 acquisition of EMI Solutions. For the year ended September 30, 2024, these products are only included in our net revenues from the respective dates of the acquisition. The impact of these acquisitions was partly offset by lower sales of active optical cables.

Services revenue was $3,916 for the year ended September 30, 2025 compared to $552 for the year ended September 30, 2024, an increase of $3,364 or 609%. The increase principally reflects the inclusion of services revenues for wireless systems solutions in our net revenue for all of fiscal year 2025. We acquired our wireless systems solutions in our May 2024 acquisition of RaGE Systems. For the year ended September 30, 2024, these products are only included in our net revenues from the date of the acquisition.

Cost of Revenue

Cost of product revenue consists of materials, direct labor, contract manufacturing services, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of product revenue also includes overhead costs for the manufacture or sourcing of products, including facility costs and depreciation.

Cost of services revenue principally consists of employee compensation and benefits of employees engaged in the delivery of engineering services, along with any related materials, equipment, supplies or other costs to perform a contract.

Cost of product revenue was $3,563 for the year ended September 30, 2025 compared to $3,752 for the year ended September 30, 2024, a decrease of $189 or 5%. The change principally reflects a shift in product mix toward our wireless systems solutions and lower sales of active optical cables.

Cost of service revenue was $1,342 for the year ended September 30, 2025 compared to $138 for the year ended September 30, 2024, an increase of $1,204 or 872%. The change principally reflects the inclusion of service revenues for our wireless systems solutions in our net revenue for all of fiscal year 2025, as discussed above under “Net Revenue.”

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

Research and development expenses were $2,419 for the year ended September 30, 2025 compared to $5,779 for the year ended September 30, 2024, a decrease of $3,360 or 58%. The decrease principally reflects lower employee compensation and benefits, lower costs for outside services and lower stock-based compensation expense resulting from the headcount reductions and other cost reduction actions we completed during the first six months of our fiscal year ended September 30, 2024. The decrease also reflects lower write-offs of tooling for the year ended September 30, 2025 compared to the prior year. These decreases were slightly offset by increased research and development costs in EMI Solutions and RaGE Systems, which we acquired during the year ended September 30, 2024.

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

Selling, general and administrative expenses were $39,556 for the year ended September 30, 2025 compared to $41,835 for the year ended September 30, 2024, a decrease of $2,279 or 5%. The decrease principally reflects lower costs for outside services, lower costs for compensation and benefits and lower costs for estimated amounts payable under the RaGE Earnout in connection with our acquisition of RaGE Systems. These decreases were partially offset by higher stock-based compensation expense and the addition of selling, general and administrative expenses of the businesses we acquired during fiscal 2024.

Impairment of Long-Lived Assets

In March 2025, we vacated a leased 19,436 square foot office in Irvine, California and in April 2025 the lease was terminated. As a result, during the three months ended June 30, 2025, we recognized an impairment loss of $725 to reduce the carrying value of this asset group to its estimated fair value. See Note 11—Leases, of the notes to our consolidated financial statements included herein.

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

Interest Expense

Interest expense consists of cash and non-cash interest on our related and unrelated party promissory notes and notes payable.

Interest expense was $2,325 for the year ended September 30, 2025 compared to $1,582 for the year ended September 30, 2024, an increase of $743 or 47%. The increase principally reflects higher outstanding borrowings and higher interest rates on borrowings outstanding during the year ended September 30, 2025.

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

We estimated the fair value of the earnout liability as of the Closing of the Merger at $33,559. As of September 30, 2025 and 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $1,240 and $1,680, respectively. As a result of decreases in the fair value of the liability, which were primarily the result of decreases in the price of our Class A Common Stock subsequent to the Closing, we recognized non-cash gains of $440 and $31,879 for the years ended September 30, 2025 and 2024, respectively.

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

Change in Fair Value of Warrants

We evaluated all common stock warrants at the time of issuance (or at the Closing, if later) and concluded that certain warrants do not meet the derivative scope exception. Specifically, these warrants contain provisions that affect their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants are not considered indexed to our common stock and must be classified as liabilities. At their respective dates of issuance (or, in the case of the Private Warrants, at the Closing), we recognized a liability for each of the warrants in the amount of its estimated fair value. We subsequently adjusted the carrying amount of the liability for each warrant to its estimated fair value as of September 30, 2025 and 2024 (or through the warrants’ respective dates of exercise, if earlier).

As a result of changes in the fair value of the warrants, for the years ended September 30, 2025 and 2024, we recognized net non-cash gains of $804 and $1,415, respectively, which are included in “Change in fair value of warrants” in the consolidated statements of operations and comprehensive loss. See Note 15, Warrants and Note 17, Fair Value Measurements, of the notes to our consolidated financial statements included herein.

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

Financing Costs Expensed

For the year ended September 30, 2025, financing costs expensed of $7,266 principally consisted of costs associated with the September 2025 warrant exercise inducement, including the estimated the fair value of the Inducement Warrants as of the date of issuance, the increase in the estimated fair value of the remaining Series B Warrants resulting from their amendment and the fair value of the warrants issued and fees paid to the financial advisor. Financing costs expensed also includes costs associated with the April 2025 Offering.

For the year ended September 30, 2024, financing costs expensed of $2,894 consisted of the excess of the fair value of warrants issued in the Private Placement over the gross proceeds received, the fair value of the Placement Agent Warrants issued and the cash fees paid to the placement agent.

Other Non-Operating Losses, Net

For the year ended September 30, 2025, other non-operating losses, net of $84 principally consisted of net losses on the settlement of notes payable and other liabilities in shares of our Class A Common Stock.

For the year ended September 30, 2024, other non-operating losses, net of $1,707 principally consisted of commitment and other fees of $1,577 incurred in connection with the committed equity facility.

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

For the year ended September 30, 2025, our income tax provision of $7 differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period. We did not recognize any tax benefit related to our pretax book loss of $46,124 because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

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

Cash Flows

The following table summarizes our consolidated cash flows for the years ended September 30, 2025 and 2024:

(dollars in thousands)	Year ended September 30,		Change
	2025	2024	$

Net cash used in operating activities	$(10,113)	$(18,388)	$8,275
Net cash provided by (used in) investing activities	1	(1,108)	1,109
Net cash provided by financing activities	13,119	19,673	(6,554)
Net increase in cash	3,007	177	$2,830
Cash, beginning of period	266	89
Cash, end of period	$3,273	$266

Operating Activities

For the year ended September 30, 2025, net cash used in operating activities was $10,113, which included the impact of our net loss of $46,131, offset by net non-cash charges of $34,648 and net decreases in working capital items of $1,370. The net non-cash charges principally consisted of stock-based compensation expense of $25,619, non-cash charges of $6,458 related to the warrant exercise inducement, $2,058 of depreciation and amortization expense and a $725 loss on the impairment of long-lived assets. The net working capital decrease principally consisted of decreases in accounts receivable and inventory.

For the year ended September 30, 2024, net cash used in operating activities was $18,388, which included the impact of our net loss of $20,034 and net non-cash credits of $3,206, partly offset by net decreases in working capital items of $4,852. The net non-cash credits principally consisted of the $31,879 gain on the change in fair value of the earnout liability, a deferred income tax benefit of $2,432 and $1,415 of non-cash gains from the change in the fair value of liability-classified warrants. These non-cash credits were partially offset by stock-based compensation expense of $21,383, $4,009 of Merger related transaction costs, $2,894 of non-cash private placement costs, $2,015 of depreciation and amortization expense and impairment of long-lived assets of $1,333. The net working capital decrease principally consists of an increase in accounts payable, accrued expenses and other liabilities, partly offset by an increase in accounts receivable.

Investing Activities

Net cash provided by investing activities of $1 for the year ended September 30, 2025 consisted of proceeds from the sale of property and equipment, almost entirely offset by payments for the acquisition of property and equipment.

Net cash used in investing activities of $1,108 for the year ended September 30, 2024 consisted of payments for the acquisition EMI Solutions and RaGE, net of acquired cash, and payments of $44 for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2025 of $13,119 consisted of $3,645 in proceeds from the sale of common stock and warrants in the April 2025 Offering, proceeds of $4,520 from the exercise of warrants to purchase shares of our Class A Common Stock (including $4,500 from the warrant exercise inducement), $1,600 from the issuance of common stock and $5,317 in proceeds under agreements for the purchase and sale of future receipts and the issuance of notes payable. These amounts were partially offset by principal payments on notes payable of $1,789 (including payments of $574 on notes payable—related parties) and the payment of deferred consideration of $174 for the acquisition of a business.

Net cash provided by financing activities for the year ended September 30, 2024 of $19,673 consisted of the $21,014 proceeds from the merger and PIPE, $3,529 in proceeds from the issuance of common stock, $3,585 proceeds from the sale of warrants in a private placement, $1,648 in proceeds from issuance of notes payable and convertible notes (including $450 from notes payable—related parties) and proceeds of $229 from the exercise of stock options and warrants. These amounts were partially offset by the payment of merger-related transaction costs of $6,946, principal payments of $3,212 on notes payable (including payments of $1,463 on notes payable—related parties) and the payment of deferred consideration of $174 for the acquisition of a business.

Liquidity

As of September 30, 2025, our cash balance was $3,273 compared to $266 at September 30, 2024. We had a working capital deficit of $21,071 as of September 30, 2025 compared to a working capital deficit of $20,836 at September 30, 2024.

In addition to cash on hand, our capital resources also include our ability to sell, from time to time at our sole discretion, up to $15,800 in shares of our Class A Common Stock under the ATM Agreement. However, the amount and timing of the proceeds we may receive, if any, will depend on a number of factors, including that we are eligible to use the Registration Statement on Form S-3 to sell the shares, the numbers of shares we may elect to sell, the timing of such sales and the future market price of our Class A Common stock.

On January 6, 2026, we entered into certain securities purchase agreements with unrelated investors relating to a public offering of 30,000,000 shares of our Class A common stock at a price to the public of $0.20 per share (the “Offering”). In connection with the Offering, we entered into a placement agency agreement, pursuant to which we agreed to pay the placement agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offering. Subject to certain conditions, we also agreed to reimburse the placement agent up to 1.0% of the gross proceeds raised in the Offering for non-accountable expenses and up to $100 for fees and expenses of legal counsel and other out-of-pocket expenses. We also agreed to indemnify the placement agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the placement agent may be required to make in respect of those liabilities. The net proceeds to us from the Offering were approximately $5,135, after deducting placement agent fees and commissions and other estimated offering expenses payable by us.

As of September 30, 2025, our debt consists of notes payable with an aggregate principal amount of $6,185 (including 7% promissory notes—related parties with an aggregate principal amount of $2,251), of which two notes having an aggregate principal amount of $225 have reached their maturity dates are currently due. We repaid one of these notes in October 2025. Of the remaining notes payable, an aggregate principal amount of $4,861 is due within one year, and the remainder is payable at various dates through May 2027. Certain notes payable having an aggregate outstanding principal balance of $5,240 require weekly or monthly payments, the gross amount of which (including interest and finance charges) totals approximately $895 per month as of September 30, 2025. The remainder of the notes payable do not require principal payments prior to maturity.

During the year ended September 30, 2025, we agreed to settle the outstanding principal and accrued interest balance of three notes payable, totaling $661, in exchange for 798,680 shares of our Class A Common Stock. We recognized a loss on the extinguishment of debt of $300, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss.

Our total liabilities as of September 30, 2025 were $37,449 compared to $33,558 as of September 30, 2024. The increase in our total liabilities is principally due to increased borrowings and the issuance of additional liability-classified warrants during the year ended September 30, 2025. Our total liabilities as of September 30, 2025 include $6,859 for liability-classified warrants and $1,240 for the earnout liability which we do not anticipate settling in cash. The Business Combination Agreement relating to the Merger provides that settlement of the earnout liability is through the issuance of shares of our Class A Common Stock.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $407 payable over the next two years, (ii) unpaid commitment and other fees of $1,553 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to our acquisitions of EMI Solutions and RaGE Systems which is currently payable, and (iv) potential payments of up to $4,000 under the RaGE Earnout, payable in March 2026, as described in the notes to the consolidated financial statements.

Going Concern

We incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $150,588. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund our continuing operations, product development plans and capital expenditure requirements, to service our debt obligations and to make strategic investments. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations for at least the next twelve months.

While we will seek to raise additional capital, we cannot assure you that we will be able to obtain financing on acceptable terms, or at all, to provide the necessary interim funding to continue our operations and satisfy our obligations. If we raise funds by issuing equity securities, dilution to our existing stockholders may result. Any equity securities we issue may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

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

Our most critical accounting estimates include the assumptions we use in the determination of the fair value of the earnout liability, the fair value of liability-classified warrants, stock-based compensation, the provision (benefit) for income taxes, the accounting for business combinations and the measurement of definite-lived intangible assets and goodwill.

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

We estimate the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	September 30,
	2025	2024

Stock price	$0.81	$1.06
Expected volatility	80%	70%
Risk-free rate	3.8%	3.6%
Contractual term	6.2 years	7.2 years

Stock-Based Compensation

Our stock-based compensation awards principally consist of restricted stock units (RSUs) and restricted stock awards (RSAs). Prior to the Merger, our stock-based compensation awards principally consisted of stock options. In some cases, other equity transactions, such as the issuance of warrants to purchase our common stock are accounted for as equity-classified awards granted to employees. In each case, we must determine the fair value of the equity-based awards.

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

We estimate the fair value of RSUs and RSAs based on the grant-date market price of our common stock.

We recognize the fair value of each award as compensation expense on a straight-line basis over the requisite service period, which principally range from one to four years. We have elected to account for forfeitures as they occur and initially record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, we will reverse previously recognized stock-based compensation expense in the period the award is forfeited.

Certain RSUs are subject to both service-based vesting conditions and performance conditions. For such awards, our accounting requires that we evaluate the probability of achievement of the performance conditions. When we conclude that the achievement of a performance condition is not probable, we do not recognize any compensation cost for that award. We continually reevaluate the probability of achievement of performance conditions. If we subsequently determine the achievement of a performance condition is probable, we will be required to record a “catch-up” of previously unrecognized stock-based compensation expense, subject to any applicable time-based vesting.

We have also issued warrants to purchase common stock to employees and service providers in exchange for services to us and we determined that those warrants should be accounted for as equity-classified awards. We determine the fair value of these warrants at the date of issuance using the Black-Scholes option pricing model, based on the variables and assumptions discussed above, and recognize the fair value as stock-based compensation expense in our consolidated statements of operations and comprehensive loss.

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

Fair Value of Liability-Classified Warrants

In connection with the Merger and subsequent financing transactions we have issued certain warrants that do not meet the derivative scope exception. Specifically, these warrants contain provisions that affect their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants are not considered indexed to our stock and must be classified as liabilities. At their respective dates of issuance, we recognized a liability for each of the warrants in the amount of their estimated fair value. We remeasure the warrant liabilities to their estimated fair value as of the end of each reporting period.

We estimate the fair value of liability-classified warrants, other than the Private Warrants, using the Black-Scholes option-pricing model (as described above under Stock-Based Compensation). We recognize the change in the fair value of liability-classified warrants in “Change in fair value of warrants” in our consolidated statements of operations and comprehensive loss. The following table summarizes the assumptions we used in estimating the fair value of liability-classified warrants at the respective dates:

	September 30,
	2025	2024

Stock price	$0.81	$1.06
Expected volatility	79.0%	55.7%
Risk-free rate	3.7%	3.5 – 3.9%
Contractual term	4.3 – 4.9 years	1.1 – 5.1 years

We estimate the fair value of the Private Warrants based on quoted market prices for the Public Warrants, which have substantially the same economic characteristics as the Private Warrants.

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

Long-Lived Assets and Goodwill

We have long-lived assets, principally consisting of definite-lived intangible assets (including developed technology, customer relationships and tradenames). We record amortization expense associated with each definite-lived intangible asset based on its estimated useful life. We also review all long-lived assets—including intangible assets—for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes our regular review of our operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of long-lived assets.

We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is determined by comparing the forecasted undiscounted cash flows attributable to such asset group, including any cash flows upon its eventual disposition, to its carrying value. If the carrying value of the asset group exceeds the forecasted undiscounted cash flows, then the asset group is written down to its fair value.

During the years ended September 30, 2025 and 2024 we recorded impairment charges of $725 and $1,333, respectively, to write down the value of long-lived assets to their estimated fair values. However, future cash flows may vary from what was expected, or assumptions and estimates we use in the fair value calculations may change. Any such changes in assumptions or estimates could change the estimates of future cash flows we use to estimate fair values and could result in a decline in the estimated fair value of related assets. Such a decline in our estimates of the fair values of assets may result in future impairment charges.

We also have goodwill totaling $16,066 as of September 30, 2025, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but we test goodwill for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

We performed our annual goodwill impairment test and determined it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. We did not record any goodwill impairment losses for the years ended September 30, 2025 and 2024.

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

Item 8. Financial Statements and Supplementary Data

Mobix Labs, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mobix Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mobix Labs, Inc. and its subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 12, 2026

We have served as the Company’s auditor since 2022.

MOBIX LABS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2025	2024
ASSETS
Current assets
Cash	$3,273	$266
Accounts receivable, net	1,414	2,813
Inventory	1,435	1,725
Prepaid expenses and other current assets	593	467
Total current assets	6,715	5,271

Property and equipment, net	328	1,177
Intangible assets, net	13,519	15,211
Goodwill	16,066	16,066
Operating lease right-of-use assets	370	1,022
Other assets	115	341
Total assets	$37,113	$39,088

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,981	$10,833
Accrued expenses and other current liabilities	11,122	10,325
Deferred purchase consideration	2,323	2,380
Notes payable, current	3,934	398
Notes payable – related parties, current	1,152	1,743
Operating lease liabilities, current	274	428
Total current liabilities	27,786	26,107

Notes payable, noncurrent	—	200
Notes payable – related parties, noncurrent	1,099	1,082
Earnout liability	1,240	1,680
Deferred tax liability	321	320
Operating lease liabilities, noncurrent	96	1,024
Liability-classified warrants	6,859	2,139
Other noncurrent liabilities	48	1,006
Total liabilities	37,449	33,558

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit)
Class A Common Stock, $0.00001 par value, 285,000,000 shares authorized; 58,838,423 and 32,824,230 shares issued and outstanding at September 30, 2025 and 2024, respectively	—	—
Class B Common Stock, $0.00001 par value, 5,000,000 shares authorized; 2,004,901 and 2,129,901 shares issued and outstanding at September 30, 2025 and 2024, respectively	—	—
Additional paid-in capital	150,252	109,987
Accumulated deficit	(150,588)	(104,457)
Total stockholders’ equity (deficit)	(336)	5,530
Total liabilities and stockholders’ equity (deficit)	$37,113	$39,088

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year ended September 30,
	2025	2024

Net revenue:
Products	$5,996	$5,890
Services	3,916	552
Total net revenue	9,912	6,442

Cost of revenue:
Products	3,563	3,752
Services	1,342	138
Total cost of revenue	4,905	3,890
Gross profit	5,007	2,552

Operating expenses:
Research and development	2,419	5,779
Selling, general and administrative	39,556	41,835
Impairment of long-lived assets	725	1,333
Loss from operations	(37,693)	(46,395)

Interest expense	2,325	1,582
Change in fair value of earnout liability	(440)	(31,879)
Change in fair value of warrants	(804)	(1,415)
Change in fair value of PIPE make-whole liability	—	(830)
Merger-related transaction costs expensed	—	4,009
Financing costs expensed	7,266	2,894
Other non-operating losses, net	84	1,707
Loss before income taxes	(46,124)	(22,463)
Provision (benefit) for income taxes	7	(2,429)
Net loss and comprehensive loss	(46,131)	(20,034)
Deemed dividend from warrant price adjustment	—	661
Net loss available to common stockholders	$(46,131)	$(20,695)

Net loss per share of Class A and Class B Common Stock:
Basic	$(1.01)	$(0.73)
Diluted	$(1.01)	$(0.75)
Weighted-average common shares outstanding:
Basic	45,465,103	28,419,593
Diluted	45,465,103	29,483,021

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Founders Redeemable Convertible Preferred Stock		Series A Redeemable Convertible Preferred Stock		Contingently Redeemable Common Stock		Legacy Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2023	588,235	$—	1,666,666	$2,300	—	$—	16,692,175	$—	—	$—	—	$—	$78,421	$(83,762)	$(5,341)
Issuance of common stock	—	—	—	—	—	—	482,171	—	437,830	—		—	3,607	—	3,607
Issuance of contingently redeemable common stock for acquisition of EMI Solutions, Inc.	—	—	—	—	964,912	8,856	—	—	—	—	—	—	—	—	—
Lapse of redemption feature on common stock	—	—	—	—	(964,912)	(8,856)	964,912	—	—	—	—	—	8,856	—	8,856
Reverse recapitalization transactions, net (Note 3)	(588,235)	—	(1,666,666)	(2,300)	—	—	(18,139,258)	—	22,901,838	—	2,254,901	—	(16,083)	—	(16,083)
Issuance of common stock for acquisition of RaGE Systems, Inc.	—	—	—	—	—	—	—	—	3,214,045	—	—	—	7,682	—	7,682
Issuance of warrants in connection with notes payable	—	—	—	—	—	—	—	—	—	—	—	—	515	—	515
Issuance of placement agent warrants	—	—	—	—	—	—	—	—	—	—	—	—	82	—	82
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,521,643	—	—	—	225	—	225
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	3,410,359	—	—	—	3,397	—	3,397
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	161,486	—	—	—	—	—	—
Issuance of PIPE make-whole shares	—	—	—	—	—	—	—	—	1,052,029	—	—	—	1,241	—	1,241
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	125,000		(125,000)	—	—	—	—
Deemed dividend from warrant price adjustment	—	—	—	—	—	—	—	—	—	—	—	—	661	(661)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	21,383	—	21,383
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,034)	(20,034)
Balance at September 30, 2024	—	—	—	—	—	—	—	$—	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530
Issuance of Class A Common Stock and warrants in private placement	—	—	—	—	—	—	—	—	3,850,000	—	—	—	342	—	342
Issuance of common stock	—	—	—	—	—	—	—	—	2,058,214	—	—	—	2,199	—	2,199
Issuance of Class A Common Stock for RaGE earnout	—	—	—	—	—	—	—	—	642,809	—	—	—	1,808	—	1,808
Issuance of Class A Common Stock in settlement of liabilities	—	—	—	—	—	—	—	—	1,435,402	—	—	—	1,535	—	1,535
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	9,038,515	—	—	—	8,762	—	8,762
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	—	—	—	2,264,253	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	5,100,000	—	—	—	—	—	—
Common stock pledged as collateral	—	—	—	—	—	—	—	—	1,500,000	—	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	—	125,000	—	(125,000)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	25,619	—	25,619
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(46,131)	(46,131)
Balance at September 30, 2025	—	—	—	—	—	—	—	$—	58,838,423	$—	2,004,901	$—	$150,252	$(150,588)	$(336)

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended September 30,
	2025	2024
Operating activities
Net loss	$(46,131)	$(20,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	472
Amortization of intangible assets	1,692	1,543
Impairment of long-lived assets	725	1,333
Issuance of warrants in connection with financing activities, charged to expense	6,458	1,023
Change in fair value of earnout liability	(440)	(31,879)
Change in fair value of warrants	(804)	(1,415)
Change in fair value of PIPE make-whole liability	—	(830)
Merger-related transaction costs expensed	—	4,009
Private placement costs expensed	280	2,894
Stock-based compensation	25,619	21,383
Deferred income taxes	1	(2,432)
Other non-cash items	751	693
Changes in operating assets and liabilities, net of acquisitions of businesses:
Accounts receivable	1,430	(1,817)
Inventory	290	(105)
Prepaid expenses and other assets	11	60
Accounts payable	(1,283)	3,862
Accrued expenses and other current liabilities	922	2,852
Net cash used in operating activities	(10,113)	(18,388)

Investing activities
Proceeds from sale of property and equipment	27	—
Acquisition of property and equipment	(26)	(44)
Acquisitions of businesses, net of cash acquired	—	(1,064)
Net cash provided by (used in) investing activities	1	(1,108)

Financing activities
Proceeds from sale of common stock and warrants in private placements	3,645	3,585
Proceeds from issuance of common stock	1,600	3,529
Proceeds from exercise of common stock warrants	4,520	4
Proceeds from exercise of stock options	—	225
Proceeds from issuance of notes payable	5,317	1,198
Proceeds from issuance of notes payable – related parties	—	450
Principal payments on notes payable	(1,215)	(1,749)
Principal payments on notes payable – related parties	(574)	(1,463)
Deferred consideration paid for acquisitions of businesses	(174)	(174)
Proceeds from the Merger and PIPE	—	21,014
Merger-related transaction costs paid	—	(6,946)
Net cash provided by financing activities	13,119	19,673

Net increase in cash	3,007	177
Cash, beginning of period	266	89
Cash, end of period	$3,273	$266

Supplemental cash flow information
Cash paid for interest	$1,814	$521
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in Class A Common Stock	$1,379	$—
Class A Common Stock issued for RaGE earnout	1,808	—
Unpaid Merger-related transaction costs	—	1,423
Contingently redeemable convertible stock issued for acquisition of EMI Solutions, Inc.	—	8,856
Class A Common Stock issued for acquisition of RaGE Systems, Inc.	—	7,682
Deferred purchase consideration for acquisitions of businesses	—	3,522
Conversion of SAFEs to common stock	—	1,522
Deemed dividend from warrant price adjustment	—	661
Issuance of warrants in connection with notes payable, recorded as debt discount	—	183

See accompanying notes to consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies used in the defense, aerospace, commercial, industrial and other markets. The Company’s wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. The Company’s interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies.

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, as a result of its ongoing investment in product development and other operating expenses. For the years ended September 30, 2025 and 2024, the Company incurred losses from operations of $37,693 and $46,395, respectively, and as of September 30, 2025, the Company had an accumulated deficit of $150,588. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations for at least the next twelve months.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash

As of September 30, 2025 and 2024, the Company’s cash balance consisted of demand deposits held at large financial institutions. The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 or 2024. The amount of deposits maintained at any financial institution may exceed federally insured limits. The Company places its cash with high credit quality financial institutions and has not experienced any losses on its deposits of cash.

Accounts Receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. For trade accounts receivable from customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances. Accounts receivable deemed uncollectible are charged against the allowance for expected credit losses when identified. The allowance for expected credit losses as of September 30, 2025 and 2024 and bad debt expense for the years ended September 30, 2025 and 2024 were not material.

Inventory

Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Inventory costs consist of purchased materials, outside manufacturing costs, inbound freight and receiving costs, and capitalized overhead. The Company records an inventory reserve for losses associated with excess and obsolete items, based on available information and the Company’s current expectations of future demand, product obsolescence and market conditions. Any provision for excess and obsolete inventory is charged to cost of revenue and is a permanent reduction of the carrying value of inventory. The reserve for excess and obsolete inventory as of September 30, 2025 and 2024 and write-downs of obsolete inventory for the years ended September 30, 2025 and 2024 were not material.

Property and equipment, net

The Company’s property and equipment primarily consists of laboratory equipment, computer hardware, equipment, furniture and fixtures and leasehold improvements. Property and equipment are recorded at cost less accumulated depreciation and any accumulated impairment losses. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives. Major improvements are capitalized, while routine maintenance and repairs which do not significantly improve or extend the useful life of an asset are expensed when incurred. Upon the sale or retirement of assets, costs and the related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in the consolidated statements of operations and comprehensive loss. See Note 6, Property and Equipment, net.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company recognized impairment losses on long-lived assets of $725 and $1,333, respectively, for the years ended September 30, 2025 and 2024. See Note 7, Intangible Assets, net and Note 11, Leases.

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

Significant judgment may be required when goodwill is assessed for impairment. Qualitative factors may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not necessary. If the assessment of all relevant qualitative factors indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to that reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and the determination of fair value of each reporting unit. The Company performed its annual qualitative impairment test and determined it was not more likely than not that the fair value of its reporting unit was less than its carrying amount. The Company did not record any goodwill impairment losses for the years ended September 30, 2025 and 2024.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

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

Fair Value of Common Stock

The Company determines the fair value of shares of its common stock by reference to quoted market prices. Prior to the Closing, there was no public market for the Company’s common stock, and the Company determined the fair value of shares of its common stock considering a number of objective and subjective factors, including: third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common stock to outside investors in arms-length transactions, the Company’s forecasted financial performance, operational developments and milestones, the lack of marketability, the likelihood of achieving a liquidity event and the general and industry specific economic outlook.

Classification of Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when warrants are issued or modified and as of each subsequent period end date while the warrants are outstanding.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Stock-Based Compensation

Stock-based compensation awards principally consist of restricted stock units (“RSUs”) or restricted stock awards (“RSAs”). RSUs entitle the holder to receive a number of shares of the Company’s Class A Common Stock, subject to service-based vesting conditions or, in some cases, other conditions. RSAs consist of shares of the Company’s common stock which are contingently returnable to the Company (i.e., subject to “clawback”) in the event that specified service-based vesting conditions or other conditions are not met. The Company establishes the fair value of each RSU or RSA based on the grant-date fair value of the underlying shares of its common stock. The Company recognizes stock-based compensation expense for RSUs and RSAs over the requisite service period, as applicable, or upon determination that the satisfaction of performance-based conditions is probable.

Stock-based compensation awards also include stock option awards. The Company estimates the fair value of stock option awards using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The fair value of each stock option award is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

●	the per share fair value of the underlying common stock;

●	the exercise price;

●	the risk-free interest rate;

●	the expected term;

●	expected stock price volatility over the expected term; and,

●	the expected annual dividend yield.

The expected term represents the period over which the stock-based award is expected to remain outstanding and is estimated based on historical experience of similar awards, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. Because there is a limited trading history for the Class A Common Stock, the Company estimates expected stock price volatility based on the historical price volatility of its common stock as well as the historical stock price volatility of similar publicly traded peer companies. The Company estimates the expected annual dividend yield will be zero because the Company does not currently expect to declare dividends on its common stock.

The Company has elected to account for forfeitures as they occur and initially records stock-based compensation expense assuming all holders of RSUs, RSAs or stock option awards will complete the requisite service period. If the holder forfeits an award because they fail to complete the requisite service period, the Company reverses any previously recognized stock-based compensation expense in the period the award is forfeited.

Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. There were no differences between the Company’s net loss and comprehensive loss for the years ended September 30, 2025 and 2024.

Revenue Recognition

The Company accounts for revenue from contracts with customers in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company derives its revenues primarily from product sales to equipment manufacturers. The Company recognizes product revenue when it satisfies performance obligations under the terms of its contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the terms of the contract) net of accruals for estimated sales returns and allowances. Such sales returns and allowances were not material for the years ended September 30, 2025 and 2024.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The Company also derives revenue from engineering services. Contracts with customers generally contain a single distinct performance obligation, to provide research or design services for products based on the customer’s specifications. The Company recognizes services revenue over time as the services are delivered on an input basis, using costs incurred as the measure of progress.

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

There were no significant contract assets recorded on the consolidated balance sheets as of September 30, 2025 or 2024. In some instances, the Company receives a partial payment of the sales price from the customer at the time an order is placed. Any such prepayments are recorded as a liability included in “Accrued expenses and other current liabilities” on the consolidated balance sheets and are recognized in net revenue when the Company satisfies the related performance obligations, typically as products are shipped. All incremental customer contract acquisition costs are expensed as incurred as the amortization period of the asset that the Company otherwise would have recognized is one year or less in duration.

Cost of Revenue

Cost of product revenue consists of materials, direct labor, contract manufacturing services, inbound freight, amortization of acquired developed technology, inventory obsolescence charges and other product-related costs. Cost of product revenue also includes overhead costs for the manufacture or sourcing of products, including facility costs and depreciation. Cost of services revenue principally consists of employee compensation and benefits of employees engaged in the delivery of engineering services, along with any related materials, equipment, supplies or other costs to perform a contract.

Advertising Expense

Advertising costs include spending for items such as marketing and promotional items, trade shows, sponsorships, and other programs. The Company expenses advertising costs as incurred. Advertising expenses were $31 and $91 for the years ended September 30, 2025 and 2024, respectively.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. The Company adopted ASU 2023-07 for its fiscal year ended September 30, 2025, with no material impact on its financial position or results of operations. See Note 20, Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Note 3 — Reverse Recapitalization

As discussed in Note 1, Company Information, the Closing of the Merger occurred on December 21, 2023. In the Merger, as provided for in the Business Combination Agreement:

●	All of Legacy Mobix’s 18,139,258 issued and outstanding shares of common stock were cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s Founders Redeemable Convertible Preferred Stock and Series A Redeemable Convertible Preferred Stock, totaling 2,254,901 shares, was converted into the same number of shares of the Company’s Class B Common Stock;

●	All of Legacy Mobix’s convertible notes were converted into shares of Legacy Mobix common stock immediately prior to Closing and pursuant to their terms, totaling 30,045 shares, which were then cancelled and converted into the same number of shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s simple agreements for future equity (“SAFEs”) were converted into 150,953 shares of the Company’s Class A Common Stock;

●	All of Legacy Mobix’s stock options and warrants were assumed by the Company and converted into the same number of stock options or warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices, vesting conditions or other terms; and

●	All of Legacy Mobix’s RSUs were assumed by the Company and converted into RSUs covering the same number of shares of the Company’s Class A Common Stock.

The other related events that occurred in connection with the Closing include the following:

●	The Company entered into the PIPE Subscription Agreements, as described below;

●	The Company entered into the Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement, as described below;

●	The Company entered into a non-redemption agreement with a stockholder, as described below;

●	The Company entered into an amendment to its Business Combination Marketing Agreement, as described below;

●	The Company assumed the 6,000,000 public warrants (“Public Warrants”) and 3,400,000 private placement warrants (“Private Warrants”) originally issued by Chavant in 2021 in connection with its initial public offering, as described in Note 15, Warrants;

●	The Company adopted the 2023 Employee Stock Purchase Plan and the 2023 Equity Incentive Plan, as described in Note 16, Stock-Based Compensation;

●	The Company adopted an amended and restated certificate of incorporation and amended and restated bylaws; and

●	The Company entered into indemnification agreements with each of its directors and officers.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The PIPE investors also received warrants to purchase 1,950,000 shares of Class A Common Stock at an exercise price of $0.01 per share, of which warrants to purchase 200,000 shares are immediately exercisable and warrants to purchase 1,750,000 shares became exercisable upon approval by the Company’s stockholders, which was obtained on January 3, 2025. During the year ended September 30, 2025, warrants to purchase 1,500,000 shares of Class A Common Stock were exercised, for net proceeds to the Company of $15.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The Earnout Shares are accounted for as liability-classified instruments because the events that determine the number of Earnout Shares to which the Earnout Recipients will be entitled include events that are not solely indexed to the Company’s common stock. At the time of Closing, the Company estimated the aggregate fair value of its liability for the Earnout Shares using a Monte Carlo simulation model and recorded a liability of $33,559. As of September 30, 2025 and 2024, none of the conditions for the issuance of any Earnout Shares had been achieved and the Company adjusted the carrying amount of the liability to its estimated fair value of $1,240 and $1,680, respectively. As a result of decreases in the fair value of the liability, which were primarily the result of decreases in the price of the Company’s Class A Common Stock subsequent to the Closing, the Company recognized non-cash gains of $440 and $31,879 for the years ended September 30, 2025 and 2024, respectively, which are included in “Change in fair value of earnout liability” in the consolidated statements of operations and comprehensive loss.

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

See Note 17, Fair Value Measurements, for additional information on the Company’s measurements with respect to the financial instruments issued in connection with the foregoing agreements.

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

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

EMI Solutions, Inc.

On December 18, 2023, the Company completed the acquisition of EMI Solutions when the Company acquired all of the issued and outstanding common shares of EMI Solutions. EMI Solutions is a manufacturer of electromagnetic interference filtering products for military and aerospace applications. Consideration for the acquisition consisted of 964,912 shares of the Company’s common stock with an estimated fair value of $8,856 and $2,200 in cash. Of the cash portion of the consideration, the Company paid $155 at the time of the consummation of the acquisition and through September 30, 2025 the Company paid an additional $1,522. The remaining $523 cash portion of the consideration is currently payable.

The merger agreement with EMI Solutions provided that in the event that Legacy Mobix did not complete an initial public offering (including the Merger) within twenty-four months following the completion of the acquisition of EMI Solutions, the sellers could require the Company to pay all unpaid cash consideration and provided the sellers a “put right” wherein the sellers could require that the Company repurchase the 964,912 shares of common stock for a cash amount equal to $6.84 per share. The Company evaluated the terms of the related agreement and concluded that the shares of common stock issued as consideration were contingently redeemable common stock, and required recognition as temporary equity, because the events that determine whether the Company will be required to repurchase the 964,912 shares of its common stock for cash were not within the Company’s control. At the time of completion of the acquisition, the Company estimated the fair value of the contingently redeemable common stock at $8,856, based upon the fair value of the Legacy Mobix common stock, adjusted to include the fair value of the put right. The Company estimated the fair value of the put right using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.0%; no expected dividend yield; risk-free interest rate of 4.5%; and a contractual term of two years. The Company included this amount as part of the value of the purchase consideration. After the Closing of the Merger with Chavant on December 21, 2023, the common stock was no longer contingently redeemable, and the Company reclassified the value of the contingently redeemable common stock to permanent equity at its carrying value of $8,856, with no gain or loss recognized.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The Company estimated the useful lives of the customer relationships, trade name and backlog intangible assets are fifteen years, two years and one year, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

The operating results of EMI Solutions are included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net loss of EMI Solutions included in the Company’s consolidated statements of operations and comprehensive loss were $3,937 and $(312), respectively, for the year ended September 30, 2025 and $2,774 and $(887), respectively, for the year ended September 30, 2024.

RaGE Systems, Inc.

On May 21, 2024, the Company completed the acquisition of RaGE Systems when the Company acquired all of the issued and outstanding common shares of RaGE Systems pursuant to a business combination agreement (the “RaGE Business Combination Agreement”). RaGE Systems specializes in developing products for 5G communications, mmWave imaging, and software defined radio targeting the commercial, industrial, and defense and aerospace sectors. Aggregate consideration for the acquisition was $9,518, consisting of 3,214,045 shares of the Company’s Class A Common Stock having a fair value of $7,682 and $2,000 in cash, of which the Company paid $200 during the year ended September 30, 2024 and as of September 30, 2025 the remaining $1,800 is currently payable. The Company also entered into employment agreements with each of the RaGE stockholders.

The Company estimated the useful lives of the customer relationships, developed technology and trade name intangible assets are twelve years, seven years, and two and one-half years, respectively. The goodwill is primarily attributed to expected synergies for the combined operations and is not deductible for income tax purposes.

Pursuant to the RaGE Business Combination Agreement, the RaGE stockholders are entitled to receive possible earnout payments of up to $8,000, payable in a combination of cash and shares of the Company’s Class A Common Stock, based upon both (i) the attainment of certain financial targets measured over calendar years 2024 and 2025 and (ii) continued employment with the Company (the “RaGE Earnout”). Because the RaGE Earnout arrangement is linked to continued employment with the Company in the post-acquisition period, the Company determined that the related cost must be recognized as an operating expense in the post-acquisition period, and no portion was accounted for as part of the purchase consideration. As of September 30, 2025 and 2024, the Company estimated the amount of the payments it expects to make under the RaGE Earnout, based upon its expectation of the level of achievement of the financial targets over the measurement periods and for the years ended September 30, 2025 and 2024, the Company recognized expense of $767 and $2,985, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended September 30, 2025, the Company issued the RaGE stockholders 642,809 shares of the Company’s Class A Common Stock in partial settlement of its liability under the RaGE Earnout.

The operating results of RaGE Systems are included in the Company’s consolidated financial statements for periods subsequent to the acquisition date. The amounts of net revenue and net income of RaGE Systems included in the Company’s consolidated statements of operations and comprehensive loss were $5,836 and $586, respectively, for the year ended September 30, 2025 and $2,739 and $201, respectively, for the year ended September 30, 2024.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

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

Year ended September 30, 2024

Net revenue	$10,268
Net loss	(21,436)

Note 5 — Inventory

Inventory consists of the following:

	September 30,
	2025	2024

Raw materials	$999	$1,550
Finished goods	436	175
Total inventory	$1,435	$1,725

Note 6 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life	September 30,
	(years)	2025	2024

Equipment and furniture	5 - 7	$400	$948
Laboratory equipment	5	681	687
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	891
Property and equipment, gross		1,122	2,526
Less: Accumulated depreciation		(794)	(1,349)
Property and equipment, net		$328	$1,177

Depreciation expense for the years ended September 30, 2025 and 2024 was $366 and $472, respectively.

During the year ended September 30, 2025, the Company recognized losses of $472 on the disposal of certain assets, principally consisting of equipment and furniture and leasehold improvements, at a leased office the Company vacated. Such losses are principally included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss. During the year ended September 30, 2024, the Company wrote off certain tooling having a carrying value of $584 which management determined it would not use in production. The charge is included in “Research and development” in the consolidated statements of operations and comprehensive loss.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Note 7 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	September 30, 2025			September 30, 2024
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,798)	$2,891	$5,689	$(2,216)	$3,473
Customer relationships	12 – 15	11,900	(1,374)	10,526	11,900	(458)	11,442
Trade names	2 – 2.5	300	(198)	102	300	(68)	232
Backlog	1	—	—	—	300	(236)	64
		$17,889	$(4,370)	$13,519	$18,189	$(2,978)	$15,211

The Company recorded amortization expense related to intangible assets of $1,692 and $1,543 during the years ended September 30, 2025 and 2024, respectively. The weighted-average remaining lives of intangible assets as of September 30, 2025 were developed technology 5.0 years; customer relationships 11.6 years; and trade names 1.0 years.

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

Estimated future amortization expense for intangible assets by fiscal year as of September 30, 2025 is as follows:

Years ending September 30,
2026	$1,590
2027	1,510
2028	1,498
2029	1,498
2030	1,454
Thereafter	5,969
Total	$13,519

Note 8 — Goodwill

The following table summarizes changes in the carrying amount of goodwill during the years ended September 30, 2024. There were no changes in the carrying amount of goodwill during the year ended September 30, 2025.

Balance at September 30, 2023	$5,217
Acquisition of EMI Solutions	6,841
Acquisition of RaGE Systems	4,008
Balance at September 30, 2024 and 2025	$16,066

The Company performed its annual goodwill assessment as of July 31. The Company assessed all relevant qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Based on this assessment, the Company concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying amount, and that a quantitative goodwill impairment test was not necessary. The Company recorded no impairment charges on goodwill for the years ended September 30, 2025 and 2024.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,
	2025	2024

Accrued compensation and benefits	$1,212	$1,770
Accrued professional fees	694	340
Accrued interest	393	177
Deferred revenue	1,047	1,076
Committed equity facility fees	1,478	1,553
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earnout	2,000	2,098
Other	3,208	2,221
Total accrued expenses and other current liabilities	$11,122	$10,325

Note 10 — Debt

Debt consists of the following:

	September 30,
	2025	2024

Notes payable	$3,934	$598
7% promissory notes – related parties	2,251	2,495
Notes payable – related parties	—	330
Total debt	6,185	3,423
Less: Amounts classified as current	(5,086)	(2,141)
Noncurrent portion	$1,099	$1,282

Notes Payable

During the year ended September 30, 2025, the Company entered into three notes payable with financial institutions for net proceeds of $1,734. The notes have terms of seven to eighteen months and require weekly payments, including finance charges, totaling $2,791. The notes are secured by substantially all of the Company’s assets and one note is guaranteed by an officer and director of the Company.

The Company also entered into four additional notes payable having an aggregate principal amount of $1,275 with unrelated investors to meet its working capital needs. Net proceeds from the issuance of the notes were $1,152. Two of the notes bear interest at rates ranging from 7% to 12% per annum; the remaining notes were issued at a discount and bear no interest. The notes mature at various dates from February 2025 to August 2026. One note requires monthly principal payments of $103 commencing in March 2026; the remainder of the notes require payment of the principal balance upon maturity. One note, having a principal amount of $550, provides that the principal and accrued interest thereon, totaling $616, may at the option of the investor be converted into shares of the Company’s Class A Common Stock at any time prior to maturity in August 2026. The Company also entered into a stock pledge agreement with an investor, pursuant to which the Company issued 1,500,000 shares of its Class A Common Stock as security for the Company’s payment of amounts owed under the note. While such shares are held as collateral the investor is entitled to voting and other rights relating to the shares and, in the event of a default by the Company, the investor would be entitled to sell the pledged shares and apply the proceeds to the balance due under the note. Upon the Company’s repayment of the note, all interest in the pledged shares will revert to the Company.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

In connection with the issuance of two notes payable, during the year ended September 30, 2025, the Company issued 343,750 shares of its Class A Common Stock to the investors. The Company accounted for the shares at their fair value of $212 which was recorded as an increase to additional paid-in capital and as a discount to notes payable on the consolidated balance sheet.

During the year ended September 30, 2025, the Company entered into three agreements for the purchase and sale of future receipts with unrelated buyers, pursuant to which the Company agreed to sell to the buyers certain future trade receipts in the aggregate amount of $4,417 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $2,430. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through March 2026.

During the year ended September 30, 2024, the Company entered into six promissory notes having an aggregate principal amount of $1,069 with unrelated investors to meet its working capital needs. The Company also issued convertible notes with an aggregate principal amount of $200 to unrelated investors. Net proceeds from the issuance of the notes were $1,198. The notes bear interest at rates ranging from 6% to 76% per annum; one note was issued at a discount and bears no interest. The notes mature at various dates through December 2024 and are unsecured. One note required weekly payments of $4. In connection with the Merger, all outstanding convertible notes were converted into 30,045 shares of the Company’s Class A Common Stock and the $206 carrying amount of the notes and accrued interest thereon was credited to equity, with no gain or loss recognized.

During the year ended September 30, 2024, the Company issued immediately exercisable warrants to purchase an aggregate of 201,965 shares of its common stock in connection with the issuance of certain notes. The warrants had exercise prices ranging from $0.01 to $2.00 per share and terms of one to two years. The Company evaluated the warrants and determined that they met all the requirements for equity classification under ASC 815. The Company accounted for each of the warrants as detachable warrants at their fair value, using the relative fair value method, and allocated $155 of the proceeds to the warrants. This amount was recorded as an increase to additional paid-in capital and as a discount to notes payable on the consolidated balance sheets. The Company amortized the discount over the term of the related notes using the effective interest method. The Company valued the warrants at the time of issuance using the Black-Scholes option pricing model with the following assumptions: expected volatility of 55.0-55.6%; no expected dividend yield; risk-free interest rate of 4.7-5.3%; and expected term of one to two years.

During the year ended September 30, 2025, the Company and the holders of three notes agreed to settle the outstanding principal and accrued interest, totaling $661, in exchange for 798,680 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $300, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss.

During the years ended September 30, 2025 and 2024 the Company made principal payments of $1,215 and $1,749, respectively, on notes payable. As of September 30, 2025, notes payable having a remaining principal balance of $4,264 were outstanding and are included in “Notes payable, current” at a carrying amount of $3,934 (net of unamortized discount of $330) in the consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which the Company assumed in 2020 as part of an asset acquisition. The promissory notes bear interest at 7% per annum and are unsecured. During the year ended September 30, 2025, the Company and the holders of the 7% promissory notes each agreed to extend the payment terms, such that the outstanding principal and accrued interest will be repaid in monthly payments of varying amounts through March 2027, with the remaining principal balance of $979 payable on May 15, 2027. As a result of these agreements, the Company has reclassified $1,099 of the outstanding principal balance of the 7% promissory notes to “Notes payable — related parties, noncurrent” in the consolidated balance sheet as of September 30, 2025. The portion of the 7% promissory notes due within one year is included in “Notes payable — related parties, current” in the consolidated balance sheets. During the years ended September 30, 2025 and 2024, the Company made principal payments of $244 and $854 on the 7% promissory notes.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Notes Payable — Related Parties

During the year ended September 30, 2024, the Company entered into two promissory notes having an aggregate principal amount of $495 with a related party to meet its working capital needs. Net proceeds from the issuance of the notes were $450. The notes bear no interest, are unsecured and matured at various dates through November 2024. The Company repaid one of the notes, having a principal balance of $165, during the year ended September 30, 2024 and repaid the remaining note, having a principal balance of $330, during the year ended September 30, 2025.

Note 11 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from three months to 1.8 years and expire at various dates through July 2027. The leases do not contain residual value guarantees or restrictive covenants.

During the year ended September 30, 2025, the Company entered into new or amended leases relating to four properties. In connection with these leases, the Company recognized additional right-of-use assets and operating lease liabilities of $528. The Company also modified the lease on one property it occupies in Lowell, Massachusetts to reduce the remaining lease term. As a result of the modification, the Company recognized an $86 reduction in the related ROU asset and operating lease liability. There were no leases that had not yet commenced as of September 30, 2025 that will create significant additional rights and obligations for the Company.

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

The following lease costs are included in the consolidated statements of operations and comprehensive loss:

	Year ended September 30,
	2025	2024

Operating lease cost	$546	$429
Short-term lease cost	42	135
Total lease cost	$588	$564

Cash paid for amounts included in the measurement of operating lease liabilities for the years ended September 30, 2025 and 2024 was $549 and $563, respectively. As of September 30, 2025, the weighted-average remaining lease term was 1.3 years, and the weighted-average discount rate was 15.6%.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet as of September 30, 2025:

Years ending September 30,

2026	$308
2027	99
Total minimum lease payments	407
Less: imputed interest	(37)
Present value of future minimum lease payments	370
Less: current obligations under leases	(274)
Long-term lease obligations	$96

Note 12 — Income Taxes

Substantially all of the Company’s pretax loss was generated in the United States. The provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2025	2024

Current
Federal	$—	$—
State	6	3
Total current	6	3

Deferred
Federal	1	(2,198)
State	—	(234)
Total deferred	1	(2,432)
Provision (benefit) for income taxes	$7	$(2,429)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	Year ended September 30,
	2025	2024

Income tax benefit computed at the U.S. federal statutory rate	$(9,685)	$(4,717)
State and local income tax benefits, net of federal benefit	(689)	(731)
Change in valuation allowance	5,758	4,865
Non-deductible transaction costs	—	1,181
Fair value of warrants issued to investors	1,342	154
State tax rate change	(26)	(14)
Change in fair value of earnout liability	(92)	(6,695)
Stock-based compensation	1,996	1,107
Non-deductible executive compensation	1,232	1,916
Other	171	505
Provision (benefit) for income taxes	$7	$(2,429)

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Deferred tax liabilities, net consist of the following:

	September 30,
	2025	2024

Deferred tax assets:
Net operating losses	$18,686	$14,312
Stock-based compensation	6,195	4,190
Section 174 capitalized costs	2,303	2,843
Accrued liabilities	194	190
Lease liabilities	88	340
Other	639	919
Total gross deferred tax assets	28,105	22,794
Valuation allowance	(25,095)	(19,152)
Net deferred tax assets	3,010	3,642

Deferred tax liabilities:
Intangible asset amortization	(3,218)	(3,566)
Fixed asset depreciation	(25)	(156)
Operating lease ROU assets	(88)	(240)
Total gross deferred tax liabilities	(3,331)	(3,962)
Deferred tax liabilities, net	$(321)	$(320)

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

During the years ended September 30, 2025 and 2024, the Company increased the valuation allowance against its deferred tax assets by $5,943 and $7,297, respectively, which primarily related to increases in net deferred tax assets from current year activity that the Company expects will not be realized in the future. During the year ended September 30, 2024, the Company also reduced the valuation allowance and recognized a deferred tax benefit of $2,432 as a result of the deferred tax liabilities it recognized in connection with the acquisitions of EMI Solutions and RaGE Systems. As of September 30, 2025, the Company has accumulated federal and state net operating losses (“NOLs”) of $74,090 and $48,943, respectively. The federal NOLs may be carried forward indefinitely and the state NOLs begin to expire in 2031.

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

The Company has unrecognized tax benefits of $2,080 as of September 30, 2025 and 2024. There were no changes in the Company’s unrecognized tax benefits during the fiscal years ended September 30, 2025 and 2024. The Company records interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes in the consolidated statements of operations and comprehensive loss. As of September 30, 2025 and 2024, no accrued interest or penalties are recorded on the consolidated balance sheets, and the Company has not recorded any related expenses. The Company does not expect a significant change in its uncertain tax positions within the next twelve months.

The Company files U.S. federal and various state income tax returns. As of September 30, 2025, the U.S. federal and state tax returns are open to examination for calendar years 2021 through 2024.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The Tax Cuts and Jobs Act (“TCJA”) requires that taxpayers capitalize expenditures that qualify as Section 174 costs and recover them over five years for domestic expenditures, and fifteen years for expenditures attributed for foreign research. As of September 30, 2025, the Company has capitalized $20,958 of costs under this provision.

On July 4, 2025, United States President Donald J. Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and determined they do not have a significant impact on its operations and consolidated financial statements.

Note 13 — Commitments and Contingencies

The Company previously engaged a financial advisor to provide services and the financial advisor has asserted that the Company owes additional funds in excess of amounts previously recognized. The Company disputes the financial advisor’s claim. As of the date of these consolidated financial statements, no legal proceeding has been initiated in respect of this matter. The ultimate resolution of this matter may differ from the amount recognized and any such difference could be material to the Company’s consolidated results of operations and cash flows. At this time, the Company is unable to reasonably estimate the possible amount or range of additional loss, if any, that it may incur.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of September 30, 2025 or 2024.

Note 14 — Equity

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

The amended and restated certificate of incorporation authorizes the Company to issue 10,000,000 shares of preferred stock, par value $0.00001, and the Company’s board of directors is authorized to designate one or more series of preferred stock, to fix the number of shares constituting any such series of preferred stock, and the powers, preferences and rights of any such series of preferred stock. Through September 30, 2025, the board of directors had not designated any such series of preferred stock and as of September 30, 2025 no shares of preferred stock were issued or outstanding.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the year ended September 30, 2025, the Company sold 1,574,464 shares of its Class A Common Stock in private placements for net proceeds of $1,600. In connection with the issuance of these shares, the Company also granted one investor a warrant to purchase 500,045 shares of common stock at a price of $0.96 per share. The warrant is immediately exercisable and has a term of three years. The Company determined the warrant to be a freestanding equity instrument with no subsequent remeasurement. The Company also issued 3,850,000 shares of its Class A Common Stock in connection with the April 2025 Offering. See Note 15, Warrants.

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

As of September 30, 2025, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Less:
Class A Common Stock outstanding	58,838,423
Reserve for conversion of Class B Common Stock	2,004,901
Reserve for exercise of common stock warrants	25,085,732
Reserve for Earnout Shares	3,500,000
Reserve for RaGE Earnout	642,809
Stock options and RSUs	15,640,506
Awards available for grant under 2023 Equity Incentive Plan	2,560,898
Reserve for issuance under 2023 Employee Stock Purchase Plan	687,055
Class A Common Stock available for issuance	176,039,676

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Committed Equity Facility

In March 2024, the Company entered into a Purchase Agreement (“Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II (“B. Riley”) which provides the Company the right, in its sole discretion, and subject to the satisfaction of the conditions set forth therein, to sell to B. Riley up to 9,500,000 newly issued shares of its Class A Common Stock (subject to certain limitations) from time to time. Any sales of Class A Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley. The per share purchase price that B. Riley will pay for shares of Class A Common Stock is determined by reference to the volume weighted average price of the Class A Common Stock measured over the regular trading session or intraday period of the trading session on Nasdaq on the date of each purchase, in each case as defined in the Purchase Agreement, less a three percent discount.

As consideration for B. Riley’s commitment to purchase shares of the Company’s Class A Common Stock, the Company agreed to pay a cash commitment fee in the amount of $1,500 and reimburse certain legal fees. B. Riley will withhold 30% in cash from the total aggregate purchase price until B. Riley has received the entire cash commitment fee. As of September 30, 2025, $1,478 of the commitment fee remains unpaid, and is currently due. In April 2024, the Company filed a registration statement with the Securities and Exchange Commission to register under the Securities Act, the offer and resale by B. Riley of up to 9,500,000 shares of Class A Common Stock that the Company may elect to sell to B. Riley pursuant to the Purchase Agreement. The registration statement was declared effective on May 13, 2024.

During the year ended September 30, 2024, the Company sold 36,367 shares of its Class A Common Stock to B. Riley under the Purchase Agreement for gross proceeds of $73; no shares were sold under the Purchase Agreement during the year ended September 30, 2025. The amount and timing of the proceeds the Company receives from the sale of shares of Class A Common Stock pursuant to the Purchase Agreement, if any, will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales, the future market price of the Company’s Class A Common stock and the payment of the cash commitment fee. For the year ended September 30, 2024, cash commitment and other fees under the Purchase Agreement totaling $1,577 are included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss.

Note 15 — Warrants

Outstanding warrants consist of the following:

	September 30,
	2025	2024
Public Warrants	6,000,000	6,000,000
Private Warrants	3,000,000	3,000,000
PIPE Warrants	250,000	1,750,000
PIPE Common Warrants (July 2024 Private Placement)	2,785,491	5,755,396
Common Warrants (April 2025 Offering)	2,360,298	—
Inducement Warrants	8,229,701	—
Other warrants	2,460,242	2,170,403
Total	25,085,732	18,675,799

April 2025 Offering

In April 2025, the Company entered into a securities purchase agreement (the “2025 Securities Purchase Agreement”) with an institutional accredited investor, pursuant to which it issued 3,850,000 shares of Class A Common Stock, a pre-funded warrant to purchase up to 1,026,860 shares of Class A Common Stock and common stock warrants (the “Common Warrants”) to purchase up to 4,876,860 shares of the Company’s Class A Common Stock (together, the “April 2025 Offering”). The pre-funded warrant has an exercise price of $0.0001 per share and was immediately exercisable. The Common Warrants have an exercise price of $0.8202, are currently exercisable and will expire on May 30, 2030. The net proceeds to the Company from the April 2025 Offering were $3,645, after payment of the placement agent’s fees of $355. During the year ended September 30, 2025, the investor fully exercised the pre-funded warrant for net proceeds to the Company of $0.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

In connection with the April 2025 Offering, the Company also amended the PIPE Common Warrants (see “July 2024 Private Placement,” below). The Company allocated the proceeds of the April 2025 Offering among the liability-classified warrants issued and amended based on their estimated fair values, with the remainder of the proceeds allocated to the shares of Class A Common Stock issued.

The Company also issued the placement agent warrants to purchase an aggregate of 682,760 shares of Class A Common Stock. These warrants have an exercise price of $0.8202 per share, are currently exercisable and will expire on April 4, 2030. The Company allocated the transaction costs, including the fair value of the placement agent warrants, among the liability-classified and equity-classified securities issued in the April 2025 Offering. The portion of such costs allocated to liability-classified securities of $443 is included in “Financing costs expensed” in the consolidated statements of operations and comprehensive loss.

July 2024 Private Placement

In July 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional accredited investor, pursuant to which it issued a pre-funded warrant to purchase up to 2,877,698 shares of the Company’s Class A Common Stock and warrants to purchase an aggregate of 5,755,396 shares of the Company’s Class A Common Stock (“PIPE Common Warrants”). The Pre-Funded Warrant has an exercise price of $0.001 per share, is immediately exercisable upon issuance and will expire when exercised in full. The PIPE Common Warrants are comprised of Series A warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series A Warrants”) and Series B warrants to purchase up to 2,877,698 shares of Class A Common Stock (the “Series B Warrants”). The PIPE Common Warrants initially had an exercise price of $1.39 per share, were exercisable beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the PIPE Common Warrants. The Series A Warrants will expire five years from the date of such stockholder approval and the Series B warrants will expire twelve months from the date of stockholder approval. Gross proceeds from the Private Placement were $4,000, before payment of fees and expenses to the placement agent of $415. During the year ended September 30, 2024, the investor fully exercised the pre-funded warrant, for net proceeds to the Company of $3.

In connection with the Private Placement, the Company issued the placement agent warrants to purchase an aggregate of 201,439 shares of its Class A Common Stock. The placement agent warrants have an exercise price of $1.7375 per share, are exercisable upon stockholder approval and expire five years thereafter. Moreover, upon any exercise for cash of the PIPE Common Warrants, the Company is obligated to pay the placement agent cash fees aggregating 8% of the gross exercise price and issue to the placement agent warrants to purchase a number of shares of Common Stock equal to 7.0% of the aggregate number of such shares of Class A Common Stock underlying the PIPE Common Warrants.

As a result of these transactions, during the year ended September 30, 2024 the Company recognized a loss of $2,894, representing the excess of the fair value of Pre-Funded Warrants and the PIPE Common Warrants over the proceeds received, the fair value of the warrants issued to the placement agent and the fees and expenses paid to the placement agent, which is included in “Financing costs expensed” in the consolidated statements of operations and comprehensive loss. In connection with the April 2025 Offering, the Company amended the 5,755,396 then outstanding PIPE Common Warrants to reduce the exercise price from $1.39 per share to $0.8202 per share. The Company also extended the term of the Series B warrants from January 3, 2026 to April 3, 2026. The term of the Series A Warrants remains unchanged and will expire on January 3, 2030. In September 2025, the Company further amended the remaining Series B Warrants, extending their expiration date to April 3, 2030 (see “Warrant Exercise Inducement,” below).

Warrant Exercise Inducement

In September 2025, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter”) with a holder of outstanding warrants to purchase shares of the Company’s Class A Common Stock. Pursuant to the Inducement Letter, the holder exercised for cash warrants to purchase 5,486,467 shares of Class A Common Stock, consisting of (i) 1,484,953 shares underlying Series A Warrants, (ii) 1,484,952 shares underlying Series B Warrants and (iii) 2,516,562 shares underlying Common Warrants, each at the current exercise price of $0.8202 per share. The Company received gross proceeds of approximately $4,500 from the exercise of these warrants. In connection with the warrant exercise inducement, the Company paid its financial advisor a cash placement fee of $315 and issued the financial advisor warrants to purchase up to 384,053 shares of its Class A Common Stock at an exercise price of $1.08 per share.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

In consideration for the holder’s agreement to exercise the warrants for cash, the Company agreed to issue to the holder new warrants (the “Inducement Warrants”) to purchase up to an aggregate of 8,229,701 shares of its Class A Common Stock at an exercise price of $1.08 per share. The Inducement Warrants will become exercisable upon stockholder approval and will expire five years thereafter. The Company also amended the remaining Series B Warrants, extending their expiration date to April 3, 2030. As a result of these transactions, during the year ended September 30, 2025 the Company recognized a non-cash loss of $6,458, representing the estimated the fair value of the Inducement Warrants as of the date of issuance, the increase in the estimated fair value of the remaining Series B Warrants resulting from their amendment and the fair value of the warrants issued to the financial advisor, which is included in “Financing costs expensed” in the consolidated statements of operations and comprehensive loss.

The Company determined that the warrants issued to the placement agent and the financial advisor for services rendered in the transactions discussed above met the criteria for classification as equity. The grant date fair value of each of these warrants was accounted for as part of the costs of the respective transactions.

Public Warrants and Private Warrants

In connection with the Merger, the Company assumed 6,000,000 Public Warrants and 3,000,000 Private Warrants issued by Chavant in connection with its initial public offering, each of which entitles the holder to purchase one share of the Company’s Class A Common Stock. The Public Warrants and Private Warrants are exercisable at any time through December 21, 2028. The Company may redeem the Public Warrants at a price of $0.01 per warrant if the last reported sale of the Company’s Class A Common Stock equals or exceeds $18.00 per share for any twenty trading days within a thirty-day period. The Private Warrants are identical to the Public Warrants, except that the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. At the time of Closing, the Company estimated the aggregate fair value of the Private Warrants and recognized a liability of $150.

Both the Public Warrants and Private Warrants were subject to adjustment if the Company issued additional equity securities below specified levels in connection with the Merger. As a result of the issuances of shares under the PIPE Subscription Agreement and other agreements in connection with the Merger, the Company adjusted the exercise price of the warrants from $11.50 to $5.79 per share and adjusted the redemption trigger price from $18.00 to $9.06 per share. During the year ended September 30, 2024, the Company recognized a noncash deemed dividend of $661 as a result of the warrant price adjustment.

PIPE Warrants

In connection with the PIPE Subscription Agreements, the Company issued the investors warrants to purchase shares of Class A Common Stock at an exercise price of $0.01 per share. The Company evaluated these warrants and concluded that they meet the derivative scope exception for contracts in the Company’s own stock. Consequently, the PIPE warrants were recorded in stockholders’ equity. During the year ended September 30, 2025, 1,500,000 PIPE warrants were exercised, for net proceeds of $15.

Other Warrants

During the year ended September 30, 2024, the Company issued warrants to purchase 130,000 shares of its Class A Common Stock at $0.01 per share to a service provider, in respect of services rendered to Legacy Mobix prior to the Merger. In addition, as described in Note 10, Debt, during the year ended September 30, 2024 Legacy Mobix failed to repay the principal amount of a note payable by its maturity date and was obligated to issue warrants to purchase 103,000 shares of its Class A Common Stock at $0.01 per share to the lender as additional consideration. The Company initially recorded a liability of $732 in the consolidated balance sheets for the estimated fair value of the warrants. For the year ended September 30, 2024, the Company recognized a non-cash gain of $400 from the change in the fair value of the liability, which is included in “Other non-operating losses, net” in the consolidated statements of operations and comprehensive loss. The Company valued the warrants using a probability-weighted expected return model. In April 2024, the Company issued the warrants to the lender, and the lender exercised the warrants.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Legacy Mobix Warrants

In connection with the Merger, all of Legacy Mobix’s outstanding warrants were assumed by the Company and converted into the same number of warrants to purchase shares of the Company’s Class A Common Stock, with no change to their exercise prices or other terms. Subsequent to the Merger, warrants to purchase an aggregate of 373,031 shares were exercised and converted into 369,671 shares of Class A Common Stock, with no cash proceeds to the Company. During the year ended September 30, 2024, Legacy Mobix granted warrants to purchase an aggregate of 27,413 shares of common stock at a price of $0.01 per share to investors in connection with the sale of shares of its common stock. See Note 14, Equity.

Accounting for Liability-Classified Warrants

The Company evaluated all common stock warrants at the time of issuance (or at the Closing) and concluded that the Private Warrants, Pre-Funded Warrants, PIPE Common Warrants, Common Warrants, Inducement Warrants and do not meet the derivative scope exception. Specifically, these warrants contain provisions that affect their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants are not considered indexed to the Company’s stock and must be classified as liabilities. At their respective dates of issuance (or, in the case of the Private Warrants, at the time of the Merger), the Company recognized a liability for each of the warrants in the amount of their estimated fair value using the Black-Scholes option-pricing model. The Company subsequently adjusted the carrying amount of the liability for each warrant to its estimated fair value as of September 30, 2025 and 2024 (or through the warrants’ respective dates of exercise, if earlier). As a result of changes in the fair value of the warrants, for the years ended September 30, 2025 and 2024, the Company recognized net non-cash gains of $804 and $1,415, respectively, which are included in “Change in fair value of warrants” in the consolidated statements of operations and comprehensive loss. As of September 30, 2025 and 2024, the related liabilities of $6,859 and $2,139, respectively, are included in “Other noncurrent liabilities” in the consolidated balance sheets.

See Note 17, Fair Value Measurements, for additional information on the Company’s measurements with respect to liability-classified warrants.

Note 16 — Stock-Based Compensation

In connection with the Merger, the Company adopted the 2023 Equity Incentive Plan, which provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. As of September 30, 2025, 2,560,898 shares of the Company’s Class A Common Stock are available for the grant of awards under the 2023 Equity Incentive Plan.

Also in connection with the Merger, the Company adopted the 2023 Employee Stock Purchase Plan to assist eligible employees in acquiring stock ownership in the Company and the Company reserved 687,055 shares of its Class A Common Stock for issuance under the plan. As of September 30, 2025, the Company had not commenced any offering period nor sold any shares under this plan.

Restricted Stock Units

In connection with the Merger, all of Legacy Mobix’s RSUs were assumed by the Company and converted into an RSU covering the same number of shares of the Company’s Class A Common Stock.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

As of September 30, 2023, the Company had committed to issue to certain officers and key employees, contingent upon closing of the Merger, an aggregate of 5,000,000 RSUs (of which 1,000,000 were modified to warrants to purchase shares of the Company’s Class A Common Stock upon the holder’s termination of employment) over three years, beginning on the first anniversary of the Closing of the Merger. Because the vesting of these awards was subject to both a service condition and a performance condition (the completion of the Merger), the Company initially determined that vesting of the awards was not probable and did not recognize any stock-based compensation expense for these awards prior to the Closing. Upon Closing, the performance condition was satisfied, and vesting of the awards is subject only to a service condition. As a result, the Company is required to recognize the value of these awards over the requisite service period. During the year ended September 30, 2024, the Company recognized a catch-up for the portion of the service period completed prior to the performance condition being satisfied and is recognizing the remainder of the cost over the remaining service period.

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

During the year ended September 30, 2025, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 999,999 common stock warrants and grant the holder an additional 250,000 common stock warrants. The warrants are immediately exercisable and have an exercise price of $0.01 per share. Subsequently, the Company agreed to cancel 450,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the year ended September 30, 2025 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the year ended September 30, 2025 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit

Outstanding at September 30, 2024	4,463,253	$7.93
Issued	11,036,957	0.96
Forfeited	(47,775)	3.36
Vested	(5,906,427)	0.96
Outstanding at September 30, 2025	9,546,008	4.21

Unrecognized compensation expense related to RSUs was $14,066 as of September 30, 2025 and is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

During the year ended September 30, 2025, the Company granted restricted stock awards (“RSAs”) for a total of 5,100,000 shares of the Company’s Class A Common Stock to two officers and directors of the Company. The restricted stock awards were made pursuant to separate award agreements between the Company and each of the recipients. One RSA will vest in specified quarterly amounts from July 2025 through July 2028; the other RSA will vest over a two-year period and can be accelerated if certain stock price thresholds are met.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

A summary of activity in the Company’s RSAs for the year ended September 30, 2025 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Share

Outstanding at September 30, 2024	—	$—
Issued	5,100,000	0.70
Vested	(227,500)	0.70
Outstanding at September 30, 2025	4,872,500	0.70

Unrecognized compensation expense related to RSAs was $2,855 as of September 30, 2025 and is expected to be recognized over a weighted-average period of 2.0 years.

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

Stock option activity for the year ended September 30, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2024	2,740,846	$4.89
Forfeited	(71,569)	6.03
Expired	(216,953)	4.92
Outstanding at September 30, 2025	2,452,324	4.85	5.9
Exercisable at September 30, 2025	2,331,189	4.75	5.8

Unrecognized stock-based compensation expense related to stock options, totaling $399 as of September 30, 2025, is expected to be recognized over a weighted-average period of 1.1 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of September 30, 2025 was $414 and $414, respectively. The total intrinsic value of options exercised during the year ended September 30, 2024 was $4,709. The total fair value of options that vested during the years ended September 30, 2025 and 2024 was $593 and $1,726, respectively.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The weighted-average grant date fair value of options granted during the year ended September 30, 2024 was $3.50. The fair value of stock options granted was estimated with the following assumptions:

	Year ended September 30, 2024
	Range
	Low	High

Expected volatility	54.8%	55.6%
Expected dividend yield	0%	0%
Risk-free interest rate	3.9%	4.4%
Expected term (years)	4.5	5.3

The consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Year ended September 30,
	2025	2024

Cost of revenue – product	$174	$15
Cost of revenue – services	9	—
Research and development	338	1,124
Selling, general and administrative	25,098	20,244
Total stock-based compensation expense	$25,619	$21,383

Note 17 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of September 30, 2025 and 2024 due to the relatively short duration of the notes payable, the 7% promissory notes - related parties and the notes payable - related parties.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of September 30, 2025 are as follows:

	Level 1	Level 2	Level 3	Total

Earnout liability	$—	$—	$1,240	$1,240
Liability-classified warrants	—	—	6,859	6,859
Total	$—	$—	$8,099	$8,099

The Company classifies the earnout liability, the PIPE make-whole liability and the liability-classified warrants and the SAFEs as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the years ended September 30, 2025 or 2024.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

	Earnout Liability	Liability Classified Warrants	PIPE Make-Whole Liability	SAFEs
Balance, September 30, 2023	$—	$—	$—	$1,512
Liabilities recognized in the Merger	33,559	150	2,071	—
Sale of warrants in the July 2024 Private Placement	—	6,397	—	—
Other warrants issued	—	732	—	—
Conversion to Class A Common Stock in the Merger	—	—	—	(1,522)
Exercise of warrants	—	(3,393)	—
Settlement of liability	—	(332)	(1,241)	—
Change in fair value included in net loss	(31,879)	(1,415)	(830)	10
Balance, September 30, 2024	$1,680	$2,139	$—	$—
Sale of warrants in the April 2025 Offering	—	2,853
Issuance of inducement warrants	—	5,699
Modification of warrants	—	1,214
Exercise of warrants	—	(4,242)
Change in fair value included in net loss	(440)	(804)
Balance, September 30, 2025	$1,240	$6,859

Liability-Classified Warrants

The Company estimates the fair value of liability classified warrants, other than the Private Warrants, using the Black-Scholes option pricing model, as described above under Note 2 — Summary of Significant Accounting Policies—Stock-Based Compensation. The following table summarizes the assumptions used in estimating the fair value of liability-classified warrants at the respective dates:

	September 30,
	2025	2024

Stock price	$0.81	$1.06
Expected volatility	79.0%	55.7%
Risk-free rate	3.7%	3.5 – 3.9%
Contractual term	4.3 – 4.9 years	1.1 – 5.1 years

The Company estimates the fair value of the Private Warrants based on quoted market prices for the Public Warrants, which have substantially the same economic characteristics.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	September 30,
	2025	2024

Stock price	$0.81	$1.06
Expected volatility	80%	70%
Risk-free rate	3.8%	3.6%
Contractual term	6.2 years	7.2 years

Note 18 — Net Loss Per Share

The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSAs, RSUs and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSAs, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net loss per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net loss per share of Class B Common Stock does not assume the conversion of those shares.

In periods where the Company has a net loss, most potentially dilutive securities are not included in the computation as their impact is anti-dilutive; those potentially dilutive securities whose impact is dilutive are included in the computation. In periods where their effect is dilutive, the PIPE make-whole liability and the liability-classified warrants are included in the computation of diluted loss per share as if the underlying shares had been issued as of the later of the beginning of the fiscal period or the date of issuance of those securities. Inclusion of those securities increases both the net loss for the period and the number of shares used in the per share computation and is dilutive to the Company’s net loss per share.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

	Year ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(44,072)	$(2,059)	$(18,452)	$(1,582)
Deemed dividend from warrant price adjustment	—	—	(609)	(52)
Net loss available to common stockholders	$(44,072)	$(2,059)	$(19,061)	$(1,634)
Denominator:
Weighted-average shares outstanding	43,435,887	2,029,216	26,175,279	2,244,314
Basic net loss per share	$(1.01)	$(1.01)	$(0.73)	$(0.73)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(44,072)	$(2,059)	$(19,061)	$(1,634)
Change in fair value of PIPE make-whole liability	—	—	(764)	(66)
Change in fair value of liability-classified warrants	—	—	(634)	(54)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(2,059)	—	(1,754)	—
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	—	—	—	63
Allocation of net loss	$(46,131)	$(2,059)	$(22,213)	$(1,691)
Denominator:
Number of shares used in basic earnings per share calculation	43,435,887	2,029,216	26,175,279	2,244,314
Shares issuable in satisfaction of PIPE make-whole liability	—	—	727,223	—
Shares issuable under liability-classified warrants	—	—	336,205	—
Conversion of Class B to Class A Common Stock	2,029,216	—	2,244,314	—
Number of shares used in per share computation	45,465,103	2,029,216	29,483,021	2,244,314
Diluted net loss per share	$(1.01)	$(1.01)	$(0.75)	$(0.75)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, PIPE Common Warrants, Placement Agent Warrants, RSAs, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. The Earnout Shares and shares issuable under the Rage Earnout were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is, in each case, based on a contingency which had not been met during the periods presented herein. The potential shares of Class A Common Stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect were as follows:

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

	Year ended September 30,
	2025	2024

Public Warrants and Private Warrants	9,000,000	9,000,000
Other common stock warrants	15,705,732	7,518,780
Earnout Shares	3,500,000	3,500,000
Shares potentially issuable under Rage Earnout	642,809	1,285,618
RSAs	4,872,500	—
RSUs	9,546,008	4,463,253
Stock options	2,452,324	2,740,846
Total	45,719,373	28,508,497

Note 19 — Concentrations

Significant Customers

For the year ended September 30, 2025, one customer accounted for 50% of the Company’s net revenue. For the year ended September 30, 2024, one customer accounted for 40% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of September 30, 2025, two customers had balances due that represented 30% of the Company’s total accounts receivable. As of September 30, 2024, two customers had balances due that represented 71% of the Company’s total accounts receivable.

Note 20 — Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. All significant operating decisions are based upon analysis of the Company as one operating segment to allocate resources, make operating decisions, and evaluate financial performance.

The CODM considers consolidated net income (loss) to be the measure of segment profit and loss for monitoring budget versus actual results, performing variance analysis, and forecasting future performance. The CODM considers the impact of significant segment expenses on net income, which are the same expenses presented on the consolidated statements of operations and comprehensive loss when making operating decisions.

The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets.

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, are summarized as follows:

	Year ended September 30,
	2025	2024

United States	$9,152	$5,699
China	—	288
Other	760	455
Total net revenue	$9,912	$6,442

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

MOBIX LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except share and per share amounts)

Note 21 — Subsequent Events

At the Market Offering Agreement

On October 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (“Manager”) under which the Company may offer and sell, from time to time at its sole discretion, up to $15,800 in shares of its Class A Common Stock through the Manager acting in its capacity as its sales agent.

Pursuant to the ATM Agreement, sales of the Common Stock, if any, will be made under the Company’s effective Registration Statement on Form S-3 (File No. 333-284351), previously filed with the Securities and Exchange Commission on January 17, 2025 and declared effective on January 24, 2025, and the prospectus supplement relating to this offering for up to $15,800 in shares of its Common Stock, filed on October 21, 2025 by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including privately negotiated and block transactions. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Manager a commission of three percent of the gross sales proceeds of any Common Stock sold through the Manager under the ATM Agreement, and also has provided the Manager with customary indemnification rights. The Company also reimbursed the Manager for certain expenses in connection with entering into the ATM Agreement.

The Company intends to use the net proceeds from the offering for working capital purposes. The amount and timing of the proceeds the Company receives from the sale of its Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including the numbers of shares the Company may elect to sell, the timing of such sales and the future market price of the Company’s Class A Common stock.

Modification of Warrants

On October 24, 2025, the Company entered into amendments to the PIPE Common Warrants, the Common Warrants and the Inducement Warrants, which comprise warrants to purchase an aggregate of 13,375,490 shares of the Company’s Class A Common Stock. The amendments revise certain terms of the warrants with the objective that, under the applicable guidance in ASC 480 and ASC 815, the warrants are expected to be equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which the Company uses to estimate the fair value of warrants. As part of these amendments, the Company issued the warrant holder an additional warrant to purchase 1,000,000 shares of Class A Common Stock on the same terms as the Inducement Warrant, including an exercise price of $1.08 per share.

Settlement of Liabilities

In October 2025, the Company executed exchange agreements with two vendors, pursuant to which the Company issued 477,954 shares of its Class A Common Stock in exchange for the cancellation of $405 of obligations.

Also in October 2025, the Company executed an exchange agreement with the holder of a note payable, pursuant to which the Company issued 687,894 shares of its Class A Common Stock in exchange for the cancellation of the note payable and accrued interest of $511.

Borrowings

In November 2025, the Company amended a note payable with an unaffiliated investor to increase the borrowings thereunder, for net proceeds of $112. Amounts owed under this note are payable in weekly installments through May, 2027.

In November and December 2025, the Company entered into two amended agreements for the sale of future receipts, wherein the Company sold future receipts totaling $1,966 for net proceeds of $806. Amounts owed under these agreements are payable in weekly installments through July, 2026.

In December 2025, the Company issued a $1,100 promissory note for net proceeds of $800. The $1,100 principal amount of the promissory note will be payable, without interest, in June 2027.

Issuance of Class A Common Stock

On January 6, 2026, the Company entered into certain securities purchase agreements with unrelated investors relating to a public offering of 30,000,000 shares of its Class A Common Stock at a price to the public of $0.20 per share (the “Offering”). In connection with the Offering, the Company entered into a placement agency agreement, pursuant to which the Company agreed to pay the placement agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offering. Subject to certain conditions, the Company also agreed to reimburse the placement agent up to 1.0% of the gross proceeds raised in the Offering for non-accountable expenses and up to $100 for fees and expenses of legal counsel and other out-of-pocket expenses. The Company also agreed to indemnify the placement agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the placement agent may be required to make in respect of those liabilities. The net proceeds to the Company from the Offering were approximately $5,135, after deducting placement agent fees and commissions and other estimated offering expenses payable by the Company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of September 30, 2025. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon criteria established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2025 due to the material weaknesses described below.

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

These material weaknesses resulted in adjustments to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, as well as the purchase price allocation for our business combination, as of and for the years ended September 30, 2022 and 2021; adjustments to stock-based compensation expense, accrued expenses, other current liabilities and the PIPE make-whole liability, as well as the purchase price allocations for our business combinations as of and for the interim periods ended December 31, 2023 and June 30, 2024, and as of and for the year ended September 30, 2024; and, an adjustment to the number of shares of our Class B Common Stock reported as issued and outstanding as of June 30, 2025.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Borrowings

In December 2025, the Company issued a $1.1 million promissory note for net proceeds of $800,000. The $1.1 million principal amount of the promissory note will be payable, without interest, in June 2027.

Compliance with the Nasdaq Market Value of Listed Shares Requirement

On January 9, 2026, we received verbal notice from Nasdaq, notifying us that, for the last thirty consecutive business days, the market value of our listed securities has been below the minimum $35 million requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

We have 180 calendar days from the date we receive the Nasdaq delinquency notification letter to regain compliance with the MVLS Requirement. If at any time during the 180 days the market value of our listed securities closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written notification to us that we comply with the MVLS Requirement. If we fail to timely regain compliance with the MVLS Requirement, Nasdaq will provide written notification to us that our common stock is subject to delisting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days after September 30, 2025 and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements. See our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules. None.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1 †	Business Combination Agreement, dated as of November 15, 2022, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-1 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 7, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-2 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of November 26, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (incorporated by reference to Exhibit 2.1 to Chavant’s Current Report on Form 8-K filed on November 30, 2023).
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of February 12, 2024, by and among Mobix Labs, Inc. and Mobix Labs Operations, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333.278451), filed with the SEC on April 2, 2024).
2.5	Agreement and Plan of Merger, dated as of September 26, 2022, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 28, 2023, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-278451), filed with the SEC on April 2, 2024).
3.3	Bylaws of Mobix Labs, Inc. (incorporated by reference to Exhibit 3.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.3	Warrant Agreement, dated July 19, 2021, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).

4.4	Amendment to the Warrant Agreement, dated December 21, 2023, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.5	Form of Pre-Funded Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.6	Form of Placement Agent Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.7	Form of Pre-Funded Warrant, dated April 7, 2025 (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
4.8	Form of Placement Agent Warrant, dated April 7, 2025 (incorporated by reference to Exhibit 4.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on September 4, 2025).
4.10	Form of Accredited Investor Warrant (incorporated by reference to Exhibit 4.15 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
4.11	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.12	Form of Amended and Restated Series B Warrant (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.13	Form of Amended and Restated Common Warrant.
4.14	Form of Amended and Restated Inducement Warrant (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.16	Description of Securities (incorporated by reference to Exhibit 4.9 to Mobix Labs, Inc.’s Annual Report on Form 10-K filed on December 26, 2024).
10.1	Letter Agreement, dated July 19, 2021, by and among Chavant, its executive officers, its directors, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).
10.2	Amended and Restated Registration Rights and Lock-Up Agreement, dated December 21, 2023, by and among Mobix Labs, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.3#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.4#	Mobix Labs, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.5#	Mobix Labs, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.6#	Amended and Restated Executive Employment Agreement between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.14 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.7#	Amended and Restated Executive Employment Term Sheet between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.15 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.8#	Amended and Restated Executive Employment Agreement between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.16 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.9#	Amended and Restated Executive Employment Term Sheet between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.17 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).

10.10#	Employment Agreement between James Aralis and Mobix Labs, Inc. (included as Exhibit 10.18 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.11	Form of Cancellation and Termination Agreement between Mobix Labs, Inc. and certain RSU holders (included as Exhibit 10.20 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.12#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and Kurt Busch (included as Exhibit 10.21 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.13#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and William Carpou (included as Exhibit 10.22 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.14#	Board of Directors Agreement, dated March 2, 2021, between Mobix Labs, Inc. and David Aldrich (included as Exhibit 10.23 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.15#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.24 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.16#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.25 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.17#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.26 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.18#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.27 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.19	Subscription Agreement, effective as of December 18, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.20	Warrant to Purchase Shares of Common Stock, dated December 14, 2023, by and between Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.2 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.21	Subscription Agreement, dated December 19, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K on December 26, 2023).
10.22	Warrant to Purchase Shares of Common Stock, dated December 20, 2023, by and between Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.23	Sponsor Letter Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.24	Form of Additional PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.25	Form of Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).

10.26	Form of Non-Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.27	Non-Redemption Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.7 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.28	Non-Redemption Warrant, dated December 20, 2023, between Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.8 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.29	Amendment to Business Combination Marketing Agreement, dated December 21, 2023, by and among Chavant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.29 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.30	Common Stock Purchase Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.31	Registration Rights Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.32	Business Combination Agreement, dated as of May 8, 2024, by and among Mobix Labs, Inc, RaGE Systems, Inc and Mobix Merger Sub III, LLC (incorporated by reference to Exhibit 99.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on May 14, 2024).
10.33†	Form of Securities Purchase Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.34	Form of Registration Rights Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.35	Form of Lock-Up Agreement, dated as of July 24, 2024 (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.36	Form of Placement Agency Agreement, dated as of April 4, 2025 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
10.37	Form of Securities Purchase Agreement, dated as of April 4, 2025 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
10.38#	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and James Peterson dated as of April 11, 2025 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.39#	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Frederick Goerner dated as of April 11, 2025 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025)
10.40#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and David Aldrich dated as of April 10, 2025 (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.41#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Kurt Busch dated as of April 10, 2025 (incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.42#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and William Carpou dated as of April 10, 2025 (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.43#	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Fabian Battaglia dated as of May 5, 2025 (incorporated by reference to Exhibit 10.6 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.44#	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Keyvan Samini dated as of May 5, 2025 (incorporated by reference to Exhibit 10.7 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.45#	2023 Equity Incentive Plan (As Amended) (incorporated by reference to Exhibit 99.11 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).

10.46#	Retirement and Release Agreement, by and among Mobix Labs, Inc. and Fabrizio Battaglia, dated as of July 25, 2025 (incorporated by reference to Exhibit 10.46 to the Registrant’s Amendment No. 1 to the Registrant’s Registration on Form S-1).
10.47	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on September 4, 2025).
10.48	Senior Secured Promissory Note in favor of Lendspark Corporation, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.48 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.49†	Securities Purchase Agreement, by and between Mobix Labs, Inc. and Lendspark Corporation, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.49 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.50†	Business Loan and Security Agreement, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as August 13, 2025 (incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.51†	Stock Pledge Agreement, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as August 13, 2025 (incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.52†	Stock Purchase Agreement, by and between Mobix Labs, Inc. and Charles William Jacobson, dated as of August 15, 2025 (incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.53	Side Letter, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as September 2, 2025 (incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
19.1	Mobix Labs, Inc.’s Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Mobix Labs, Inc.’s Annual Report on Form 10-K filed on December 26, 2024).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Mobix Labs, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mobix Labs, Inc.’s Clawback Policy (incorporated by reference to Exhibit 99.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
101 INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 12, 2026.

MOBIX LABS, INC.

By:	/s/ Philip Sansone
Philip Sansone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Sansone	Chief Executive Officer and Director	January 12, 2026
Philip Sansone	(principal executive officer)

/s/ Keyvan Samini	Chief Financial Officer and Director	January 12, 2026
Keyvan Samini	(principal financial officer and principal accounting officer)

/s/ James Peterson	Director	January 12, 2026
James Peterson

/s/ David Aldrich	Director	January 12, 2026
David Aldrich

/s/ Kurt Busch	Director	January 12, 2026
Kurt Busch

/s/ William Carpou	Director	January 12, 2026
William Carpou

/s/ Frederick Goerner	Director	January 12, 2026
Frederick Goerner

/s/ Michael Long	Director	January 12, 2026
Michael Long

