Form 10-K/A
period 2025-09-30
MOBIX LABS, INC
filed 2026-01-28
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“Fiscal 2025”) that was filed with the Securities and Exchange Commission (“SEC”) on January 13, 2026 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Form 10-K/A. Terms used but not defined herein have the meaning set forth in the Original Form 10-K.

Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following sets forth certain information, as of the date of this Form 10-K/A, concerning each of our executive officers and directors that serve on our Board of Directors (the “Board”).

Name	Age	Position
Executive Officers
Philip Sansone	66	Chief Executive Officer and Director
Keyvan Samini	59	Co-founder, President, Chief Financial Officer and Director
James Aralis	70	Chief Technology Officer

Non-Employee Directors
James Peterson	70	Co-founder, Director
David Aldrich	68	Director
Kurt Busch	55	Director
William Carpou	71	Director
Frederick Goerner	77	Co-founder, Director
Michael Long	67	Director

Executive Officers

Philip Sansone. Philip Sansone was appointed as Chief Executive Officer and as a director in July 2025. Mr. Sansone served as Interim Chief Executive Officer from April 2025 to July 2025 and as Vice President of Worldwide Sales at the Company from September 2021 to April 2025. Prior to his service at the Company, Mr. Sansone served as Vice President of Global Distribution at MaxLinear, a provider of radio frequency, analog, digital and mixed-signal integrated circuits, from April 2019 to September 2021. Mr. Sansone received his bachelor’s degree in business administration from the New York Institute of Technology and brings decades of worldwide sales and distribution experience to the Company. We believe that Mr. Sansone is qualified to serve as a member of the Board because of his experience and familiarity with the industry.

Keyvan Samini. Keyvan Samini is a co-founder of the Company and has served as our President since August 2022 and as a director since December 2023. He has also served as our Chief Financial Officer since September 2020 and as our General Counsel since August 2022. From June 2014 to March 2022, Mr. Samini served as Director of Pitchtime, Inc., a software development company dedicated to developing wireless communications technology to help businesses better communicate with customers from a single platform. He also served as Chief Executive Officer of Pitchtime, Inc. from 2016 to July 2020. Mr. Samini has also served in leadership positions at RFaxis, Inc., a company that developed disruptive semiconductor technology, from 2008 to 2016. Mr. Samini studied at the University of Wisconsin — Madison, graduating with a Bachelor of Science degree in economics and mathematics. He later earned his Master of Liberal Arts, Finance at Harvard University, Masters of Business Administration from University of Southern California Marshall School of Business and Juris Doctor from Ohio State University Moritz College of Law. We believe that Mr. Samini is qualified to serve as a member of the Board because of his extensive experience in the semiconductor and software industries, as well as his experience scaling growth in technology organizations and working with institutional investors in portfolio companies.

James Aralis. James Aralis has served as our Chief Technology Officer since May 2022. Mr. Aralis has spent more than 40 years in the development of analog, digital, and mixed signal integrated circuits, systems, and software/firmware. Mr. Aralis has also contributed to the development of custom analog device and process technologies and CAD systems. From January 2007 to June 2018, he also served as Chief Technology Officer, as well as senior vice president of advanced development, of Microsemi, now Microchip Technology Inc., a technology company specializing in semiconductor and systems solutions for communications, defense and security, aerospace and industrial markets. Since retiring in June 2018, Mr. Aralis has spent his time consulting, advising and serving on boards of various companies and philanthropic organizations. Mr. Aralis studied at University of California, Los Angeles, graduating with a Bachelor of Science in Math Applied Science and Physics and a Master of Science in Electrical Engineering. Mr. Aralis holds numerous patents and publications and has given technical and keynote presentations in many conferences across the world. We believe that Mr. Aralis is qualified to serve as a member of the Board because of his experience in the industry, specifically with regard to the development of analog, digital and mixed signal integrated circuits, systems and software/firmware.

Non-Employee Directors

James Peterson. James Peterson is a co-founder of the Company and has served as a member of our Board since February 2021 and as the Executive Chairman of the Board since November 2021. From 2000 to 2018, Mr. Peterson served as Chief Executive Officer and Chairman of Microsemi Corporation, now Microchip Technology Inc., a technology company specializing in semiconductor and systems solutions for communications, defense and security, aerospace and industrial markets. We believe that Mr. Peterson is qualified to serve as a member of the Board because of his experience as a former president and chief executive officer of a previously publicly-traded company prominent in the semiconductor industry.

David Aldrich. David Aldrich has served as a member of our Board since February 2021. Mr. Aldrich also currently serves on the Boards of Allegro MicroSystems Inc., indie Semiconductor and Belden. From 2002 to 2016, Mr. Aldrich was the Chief Executive Officer of Skyworks, a developer of high-performance mobile communications solutions. He later served as Chairman of Skyworks from 2018 to 2021. Mr. Aldrich studied at Providence College, graduating with a Bachelor of Arts degree in political science. He later earned his Masters of Business Administration from the University of Rhode Island. He is a past recipient of the Ernst & Young New England Entrepreneur of the Year Award in the semiconductor category and was named CEO of the Year by the Massachusetts Technology Leadership Council. We believe that Mr. Aldrich is qualified to serve as a member of the Board because of his various high-level positions at companies within the semiconductor and communications industry.

Kurt Busch. Kurt Busch has served as a member of our Board since February 2021. Mr. Busch is also the co-Founder and Chief Executive Officer of Syntiant Corp., an AI company specializing in delivering end-to-end deep learning solutions for always-on applications. From November 2015 until April 2017, Mr. Busch served as the Chief Executive Officer at Busch Toschi, LLC, advising technology companies regarding sales, marketing, business development and strategic options. From August 2011 to 2015, Mr. Busch served as President, Chief Executive Officer and member of the board of directors at Lantronix, a global provider of secure data access and management solutions for Internet of Things and information technology. Mr. Busch has also served in leadership positions at Mindspeed Technologies, Inc. from October 2006 to August 2011. Mr. Busch studied at the University of California at Irvine, graduating with a Bachelor of Science degree in electrical and computer engineering and a Bachelor of Science degree in biological science. He later earned his Masters of Business Administration from Santa Clara University in 1998. In 2021, Mr. Busch was named Ernst & Young’s Entrepreneur of the Year 2021 Pacific Southwest — Orange County. We believe that Mr. Busch is qualified to serve as a member of the Board because of his extensive industry experience, coupled with his previous high-level positions in the industry.

William Carpou. William Carpou has been a Board member since June 2021. He has served as the CEO of Octane, a technology accelerator in California focused on fostering technology industry growth and creating new companies and jobs in Orange County, since May 2015. Prior to Octane, Mr. Carpou was the managing partner of TheGreyGroup where Kaplan Performance Solutions was their top client, RGIS (a Blackstone portfolio company), and Profit Recovery Partners. He also serves on the Board of Directors of Priveterra Acquisition Corp II, is Chairman of Octane Enterprise Solutions, the President’s Advisory Council of Villanova University, and a member of the Chief Executive Roundtable at the University of California, Irvine. Additionally, he is the founding general partner of Visionary Ventures and Elevation Ventures. Mr. Carpou holds a Bachelor of Science degree in marketing from Villanova University. His extensive experience in sales, private equity, and various senior executive positions, along with his philanthropic efforts, make him a valuable member of the Board.

Frederick Goerner. Frederick Goerner is a co-founder of the Company and has served as a member of our Board since February 2021. From April 2011 to March 2018, Mr. Goerner served as Senior Vice President of Worldwide Sales of Microsemi Corporation, now Microchip Technology Inc., a technology company specializing in semiconductor and systems solutions for communications, defense and security, aerospace and industrial markets. Mr. Goerner also had leadership roles at Texas Instruments, Transdimension Inc. and Oxford Semiconductor Inc. Mr. Goerner studied at the University of Buffalo, graduating with a Bachelor of Science degree in electrical engineering. We believe that Mr. Goerner is qualified to serve as a member of the Board because of his experience in the industry, as well as his various leadership roles at different companies.

Michael Long. Michael Long has served as a member of our Board since January 22, 2024. From May 2009 until May 2022 was the former chairman, president and chief executive officer of Arrow Electronics, Inc. (“Arrow”). Prior to being named chief executive officer in May 2009, Mr. Long served as president and chief operating officer of Arrow, with responsibility for all of the company’s operations and business units. Before that, Mr. Long served as senior vice president of Arrow and president of the company’s Global Components business with responsibility for overseeing Arrow’s semiconductor, passive, electromechanical and connector products and services businesses worldwide. Mr. Long had been employed by Arrow since 1991 when Arrow merged with Schweber Electronics, a company where he held various leadership roles from 1983 to 1990. In 1994, Mr. Long was president, Capstone Electronics, an Arrow company, and from 1995 to 1999, he was president of Gates/Arrow Distributing. From 1998 to 2005, Mr. Long was president and chief operating officer of Arrow North American Computer Products (now Arrow Enterprise Computing Solutions). Mr. Long also served as president of North America and Asia/Pacific components. Mr. Long holds a bachelor’s degree in business administration from the University of Wisconsin and attended the Milwaukee School of Engineering. He is active in the Young Presidents’ Organization, a global peer networking group. Mr. Long served on the board of directors of AmerisourceBergen from May 2006 until March 2023 and currently serves on the boards of the following nonprofit organizations: UC Health and the National Western Stock Show.

Corporate Governance

Classified Board of Directors

In accordance with our Charter, the Board is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

On March 3, 2025, Fabrizio Battaglia, Kurt Busch and William Carpou were elected to serve as Class I directors with a term expiring at the Company’s 2028 annual meeting of stockholders. On December 18, 2023, (i) David Aldrich, Frederick Goerner and Keyvan Samini were elected to serve as Class II directors with a term expiring at the Company’s 2026 annual meeting of stockholders and (ii) Dr. Jiong Ma and James Peterson were elected to serve as Class III directors with a term expiring at the Company’s 2027 annual meeting of stockholders. On January 22, 2024, we and Dr. Ma entered into a Resignation and Release Agreement, pursuant to which Dr. Ma resigned from the Board as a director, effective January 22, 2024. We appointed Mr. Michael Long to serve as a Class III director of the Board for a term expiring at the 2027 annual meeting of stockholders. On July 25, 2025, Fabrizio Battaglia stepped down from his role as Director, and Philip Sansone was appointed to serve as a Director.

Family Relationships

There are no family relationships among any of the executive officers or directors of the Board.

Director Independence

The Board has determined, based on information provided by each director concerning his background, employment and affiliations, that Messrs. Aldrich, Busch, Carpou, Goerner and Long do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq listing standards. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director and the transactions described in the section titled “Certain Mobix Labs Relationships and Related Person Transactions.”

Committees of the Board of Directors

The Board currently has three standing committees: the audit committee, the compensation committee and a nominating committee. The Board has adopted a charter for each committee, each of which is available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Director	Audit Committee	Compensation Committee	Nominating Committee
David Aldrich	⸺	Member	Chair
Kurt Busch	Chair Financial Expert	⸺	Member
William Carpou	Member	Member	Member
Frederick Goerner	Co-founder, Member	Chair	⸺

Audit Committee

The audit committee consists of Kurt Busch, William Carpou and Frederick Goerner, with Kurt Busch serving as chair and as the “audit committee financial expert” within the meaning of the SEC regulations. The Board determined that each of Messrs. Kurt Busch, William Carpou and Frederick Goerner meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq listing standards and also meets the financial literacy requirements of the Nasdaq listing standards.

The primary functions of the audit committee include:

●	helping the Board oversee our corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
●	reviewing and discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law;
●	establishing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	overseeing our policies on risk assessment and risk management;
●	overseeing compliance with our code of business conduct and ethics;
●	reviewing related person transactions; and
●	approving or, as required, pre-approving audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Frederick Goerner, David Aldrich and William Carpou, with Frederick Goerner serving as chair. The Board determined that Frederick Goerner, David Aldrich and William Carpou each meet the definition of “independent director” for purposes of serving on the compensation committee under the Nasdaq listing standards, including the heightened independence standards for members of a compensation committee.

The primary purpose of our compensation committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The principal functions of the compensation committee are expected to include, among other things:

●	reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of our chief executive officer, other executive officers and senior management;
●	reviewing, evaluating and recommending to the Board succession plans for our executive officers;
●	reviewing and recommending to the Board the compensation paid to our non-employee directors;
●	administering our equity incentive plans and other benefit programs;
●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and
●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

Nominating Committee

The nominating committee consists of David Aldrich, Kurt Busch and William Carpou, with David Aldrich serving as chair. The Board determined that David Aldrich, Kurt Busch and William Carpou each meet the definition of “independent director” under the Nasdaq listing standards.

Our nominating committee is responsible for, among other things:

●	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the Board;
●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
●	instituting plans or programs for the continuing education of the Board and the orientation of new directors;
●	developing and making recommendations to the Board regarding corporate governance guidelines and matters;
●	overseeing our corporate governance practices;
●	overseeing periodic evaluations of the Board’s performance, including committees of the Board; and
●	contributing to succession planning.

The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq. In selecting director nominees for election by the stockholders or appointment by the Board consistent with the Board’s criteria for new directors, the Nominating Committee considers, among other criterion, knowledge, experience, skills, diversity and expertise so as to enhance the Board’s ability to manage and direct the affairs and business of the Company, including, when applicable, to enhance the ability of committees of the Board to fulfill their duties and/or to satisfy any independence requirements imposed by law, regulation, Nasdaq listing standards or the Company’s Bylaws.

Board Leadership Structure

The Board is responsible for selecting the Chief Executive Officer and the Chairman of the Board; both of these positions may be held by the same person or by two separate individuals. Currently, Philip Sansone serves as the Chief Executive Officer and a director and James Peterson serves as the Chairman of the Board. The Board believes separating the positions of Chairman of the Board and Chief Executive Officer allows the Chief Executive Officer to focus on the Company’s day-to-day business and operations, while allowing our Chairman to lead the Board in its fundamental role of providing advice to and oversight of management.

Role of Board of Directors in Risk Oversight Process

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our full Board is regularly informed of such risks through committee reports and otherwise. While the Board oversees our risk management, management is responsible for day-to-day risk management processes.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers currently serve, or in the past year have served, as members of the Board or compensation committee of any entity that has one or more executive officers serving on the Board.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of business conduct and ethics is available on the investor relations portion of our website. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct and ethics on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policy

We have an insider trading policy and procedures that govern the purchase, sale and/or other dispositions of our securities by directors, officers, and employees, together with their immediate family members and other persons living in their households. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq standards. In addition, it is the policy of the Company to comply with applicable U.S. securities laws, including laws, rules and regulations related to trading in our securities. A copy of our Insider Trading Policy was filed as an exhibit to our Form 10-K for the year ended September 30, 2024.

Limitation on Liability and Indemnification of Officers and Directors

The Bylaws provide that our directors and officers will be indemnified and advanced expenses by the Company to the fullest extent permitted by applicable law. In addition, the Charter provides that our directors and officers will not be liable to the Company or its stockholders for monetary damages for breaches of their fiduciary duty as directors and officers, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL.

The Bylaws also permit the Company to purchase and maintain insurance on behalf of any director, officer, employee or agent of the Company for any liability arising out of his or her status as such, regardless of whether the DGCL would permit indemnification.

These provisions may discourage stockholders from bringing a lawsuit against the Company’s directors or officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and its stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification and advancement provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation

Introduction

As an emerging growth company under the JOBS Act, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act, which permit us to limit reporting of executive compensation to our principal executive officer and our two other most highly compensated executive officers.

The following table contains compensation data for our named executive officers for the fiscal years ended September 30, 2025 and 2024. In this section, “Named Executive Officer” or “NEO” means the principal executive officer and each of the two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers for the year ended September 30, 2025 and whose total compensation exceeds $100,000, as well as any additional individuals for whom disclosure would have been provided except that the individual was not serving as an executive officer of us at September 30, 2025.

These individuals, and who are referred to in this section as “named executive officers,” and their positions are as follows:

●	Philip Sansone: Chief Executive Officer and Director
●	Fabian Battaglia: Former Chief Executive Officer and Former Director
●	Keyvan Samini: Co-founder, President, Chief Financial Officer and Director
●	James Aralis: Chief Technology Officer

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended September 30, 2025 and 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Philip Sansone	2025	266,917	-	1,760,000	-	2,032,542
Chief Executive Officer and Director

Fabian Battaglia	2025	202,386	-	5,274,997	50,273	5,527,656
Co-Founder, Former Chief Executive Officer and Former Director	2024	509,012	450,000	-	321,203	1,280,215

Keyvan Samini	2025	309,000	-	5,274,997	66,115	5,650,112
Co-Founder, President and Chief Financial Officer, and Director	2024	469,857	450,000	-	321,188	1,241,045

James Aralis	2025	74,000	-	80,000	-	154,000
Chief Technology Officer	2024	161,000	-	-	11,250	172,250

(1)	Amounts in 2024 include $119,012 for Mr. Battaglia and $109,857 for Mr. Samini for cash paid in lieu of accrued vacation.
(2)	The amount reported in this column for co-founders Messrs. Battaglia and Samini represents the aggregate grant date fair value of the stock awards in accordance with ASC Topic 718, which is based on the stock price on December 21, 2023, the date of the closing (the “Closing”) of the Merger with Chavant Capital Acquisition Corp. (“Chavant”), of $10.47. However, the value received at issuance of the Post-Closing RSUs (as defined below) on April 15, 2025 was approximately $283,333, which is based on the issuance date stock price of $0.85.
(3)	In fiscal 2024 and 2025, for Messrs. Battaglia and Samini, includes reimbursement for the payment of taxes owed.

Narrative Disclosure to Summary Compensation Table

For the fiscal years ended September 30, 2025 and 2024, the compensation program for our named executive officers consisted of base salary, cash bonus, equity awards, and certain standard employee benefits.

Employment Agreements

Philip Sansone

As of September 30, 2025, we have not finalized the compensation arrangements in connection with Mr. Sansone’s appointment as Chief Executive Officer. We plan to disclose the material terms of such arrangements once they have been determined and finalized.

Fabian Battaglia

Mr. Battaglia is a co-founder of the Company. Mr. Battaglia served as our Chief Executive Officer effective November 15, 2022 through July 25, 2025

As of July 25, 2025, Mr. Battaglia retired as Chief Executive Officer and as a member of the Board. Pursuant to the Severance Agreement entered into on July 25, 2025, Mr. Battaglia will receive for himself and his spouse health benefits (COBRA) for 36 months. He will also retain the equity awards already granted to him, which will vest in accordance with their terms.

Keyvan Samini

Mr. Samini is a co-founder of the Company. We are a party to an Employment Term Sheet with Mr. Samini, pursuant to which he serves as our President, and Chief Financial Officer with an initial term of two years, effective November 15, 2022, which will automatically renew for additional consecutive one-year terms unless either party provides the other party with 180 days’ notice of the intent not to renew prior to the expiration of the applicable terms.

Under his Employment Term Sheet, Mr. Samini is entitled to receive a base salary of $360,000 per year and is also eligible to receive performance-based cash bonuses up to 100% of his base salary, the amount and terms of which shall be in the discretion of the Board. In addition, Mr. Samini will be granted, on the first, second and third anniversaries of December 21, 2023, Post-Closing RSUs with respect to 333,333 shares of Class A Common Stock, which will vest on the first anniversary of the applicable grant date, subject to his continuous service to us through the applicable grant dates and vesting dates. The Post-Closing RSUs will become fully vested in the event of a change of control, or if Mr. Samini’s employment is terminated either without cause or by him for Good Reason (as defined in the Employment Term Sheet).

If we terminate Mr. Samini’s employment without cause, or Mr. Samini resigns for Good Reason, Mr. Samini is entitled to (i) two times the amount of Mr. Samini’s base compensation and two times the amount of the target bonus amount in which termination occurs, payable in equal installments over 24 months, and (ii) subject to Mr. Samini’s election of COBRA continuation coverage, reimbursement for up to 24 months of subsidized COBRA benefits or if earlier, on the date on which Mr. Samini becomes covered under another group health plan. However, if we terminate Mr. Samini’s employment without cause, or Mr. Samini resigns for Good Reason during the period commencing 60 days prior to and ending 12 months following a change in control, the severance amount described immediately above shall be increased to three times (and paid in a lump sum payment), and the COBRA reimbursement will increase to 36 months.

James Aralis

Mr. Aralis entered into an employment agreement with Mobix Labs to serve as its Chief Technology Officer, effective as of May 18, 2022 (the “Aralis Employment Agreement”). Pursuant to his employment agreement, Mr. Aralis was entitled to receive a base salary of $120,000 per year, which was based on one day per week, and any month which exceeded more than four days was compensated at a secondary rate of $2,000 per day.

The narrative below summarizes the payments and benefits that each named executive officer was eligible to receive for the fiscal years ended September 30, 2025 and 2024 based on the Employment Term Sheets with Messrs. Battaglia and Samini and the Aralis Employment Agreement.

Base Salary

The base salary for each named executive officer was set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. The annual base salary earned by the named executive officers for each of the fiscal years ended September 30, 2025 and 2024 is set forth in the summary compensation table above under the column heading “Salary.” Amounts in the “Salary” column for the fiscal year ended September 30, 2024 also include $119,012 for each of co-founders Messrs Battaglia and Samini for cash paid in lieu of accrued vacation, which payments did not occur for the fiscal year ended September 30, 2025.

Bonus

In fiscal 2024, the Compensation Committee approved a bonus to each of co-founders Messrs. Battaglia and Samini in recognition of their efforts in connection with the completion of the merger between Chavant Acquisition Corp. (“Chavant”) and Legacy Mobix, which amount is set forth in the summary compensation table above under the column heading “Bonus.” In Fiscal 2025, the Compensation Committee did not approve a bonus to any of our NEOs.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize executive officers to remain in our employment during the vesting period. Accordingly, our Board periodically reviews the equity incentive compensation of our NEOs and grant equity incentive awards to them from time to time. On May 5, 2022, the following restricted stock units (“RSUs”) were granted to the following directors and executive officers: (i) co-founder James Peterson in the amount of 1,000,000 RSUs; (ii) co-founder Frederick Goerner in the amount of 1,000,000 RSUs; (iii) co-founder Fabrizio Battaglia in the amount of 2,000,000 RSUs; and (iv) co-founder Keyvan Samini in the amount of 2,000,000 RSUs. These RSUs originally vested upon the satisfaction of both time-based vesting requirements and performance conditions. These RSUs were amended on November 15, 2022 to provide for a three-year vesting schedule, with one-third of the total RSUs vesting on each anniversary of the Closing. These RSUs were subsequently cancelled, effective March 26, 2023. In exchange, Messrs. Peterson, Goerner, Battaglia and Samini, each a co-founder, received a commitment from us to issue one-half of that number of RSUs over three years, beginning on the first anniversary of the Closing, referred to as “Post-Closing RSUs.”

For Fiscal 2025, our NEOs received the following equity incentive awards:

On January 22, 2024, the Compensation Committee approved, subject to stockholder approval of Mobix Labs stockholders, which was obtained on January 3, 2025, a grant of 2,550,000 restricted stock awards to each of the co-founders Messrs. Battaglia and Samini in consideration of their efforts in connection with the public listing of our shares on Nasdaq.

The restricted stock awards for the co-founder Mr. Battaglia have the following vesting terms: (1) 100,000 shares will vest on each of (i) July 15, 2025, (ii) October 15, 2025, (iii) January 15, 2026, and (iv) April 15, 2026; (2) 200,000 shares will vest on each of (i) July 15, 2026, (ii) October 15, 2026, (iii) January 15, 2027, and (iv) April 15, 2027; (3) 300,000 shares will vest on each of (i) July 15, 2027, (ii) October 15, 2027, and (iii) January 15, 2028; and (4) 450,000 shares will vest on July 15, 2028.

The restricted stock awards for the co-founder Mr. Samini have the following vesting terms: (1) 5% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $2.00 for 10 consecutive trading days on Nasdaq or (ii) July 1, 2025; (2) 10% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $2.00 for 10 consecutive trading days on Nasdaq, or (ii) November 1, 2025; (3) 15% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $2.00 for 10 consecutive trading days on Nasdaq or (ii) January 1, 2026; (4) 25% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $3.00 for 10 consecutive trading days on Nasdaq or (ii) April 1, 2026; (5) 25% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $3.50 for 10 consecutive trading days on Nasdaq or (ii) July 1, 2026; and (6) 30% will vest on the earlier of (i) the Company’s Class A Common Stock closing at or above $4.00 for 10 consecutive trading days on Nasdaq or (ii) November 1, 2026.

On April 10, 2025, Mr. Sansone forfeited options to purchase 172,184 shares of Mobix Class A Common Stock. In exchange, the Compensation Committee granted 400,000 RSUs and 600,000 RSUs to Mr. Sansone on April 10, 2025 and April 15, 2025, respectively (collectively, the “Sansone RSUs”). Ninety percent of the Sansone RSUs vested at each respective grant date, and the remaining ten percent vest in equal installments on the last day of each calendar month thereafter until fully vested on January 1, 2026. The delivery of shares underlying the Sansone RSUs will be deferred until the earlier of (i) Mr. Sansone’s separation from service, disability, death; (ii) a change in control of the Company; (iii) the occurrence of an unforeseeable emergency for the participant as defined under Section 409A of the Internal Revenue Code; or (iv) January 1, 2026.

On April 15, 2025, the Compensation Committee granted 333,333 Post-Closing RSUs to each of co-founders Messrs. Battaglia and Samini (which grants were originally planned to be issued on the first anniversary of the Closing). The Post-Closing RSUs vest in their entirety on December 21, 2025.

On July 9, 2025, the Compensation Committee granted Mr. Aralis 100,000 RSUs, 50,000 of which vested on August 20, 2025 and the remaining 50,000 vested on November 20, 2025.

On September 19, 2025, the Compensation Committee granted Mr. Sansone 1,000,000 RSUs which vest in equal installments on (i) January 1, 2027, (ii) April 1, 2027, (iii) July 1, 2027 and (iv) October 1, 2027.

Benefits and Perquisites

In the fiscal years ended September 30, 2025 and 2024, we provided benefits to our NEOs on the same basis as provided to all of our employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, vacation and paid holidays. The NEOs are also eligible to participate in our 401(k) plan.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table presents, for each of our NEOs, information regarding outstanding equity awards as of September 30, 2025.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested		Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested ($)
Philip Sansone	––		––		––	––	––	400,000	(2)	324,000	––	––	––	––
	––		––		––	––	––	600,000	(3)	486,000	––	––	––	––
	––		––		––	––	––	1,000,000	(4)	810,000	––	––	––	––

Fabian Battaglia	205,882	(5)	––		0.17	8/26/2020	8/11/2030	2,450,000	(6)	1,984,500	––	––	––	––
	117,647	(7)	––		0.17	8/26/2020	8/11/2030	333,333	(8)	3,489,997	––	––	––	––

Keyvan Samini	205,882	(5)	––		0.17	8/26/2020	8/11/2030	2,422,500	(9)	1,962,225	––	––	––	––
	117,647	(7)	––		0.17	8/26/2020	8/11/2030	333,333	(8)	3,489,997	––	––	––	––
											––	––	––	––
James Aralis	10,000	(10)	––		6.84	5/15/2022	4/4/2032	50,000	(11)	40,5000	––	––	––	––
	22,222	(12)	4,445	(12)	6.84	5/18/2022	4/4/2032	––		––	––	––	––	––
	183	(13)	––		6.84	4/15/2023	4/4/2032	––		––	––	––	––	––

*	The awards set forth in the table above are exercisable for or settled in shares of Class A Common Stock.

(1)	The market value of the awards that have not vested is based on the closing price of the Class A Common Stock on Nasdaq on September 30, 2025, which was $0.8061.
(2)	These restricted stock units were granted under the Company’s 2023 Equity Incentive Plan and vest in equal installments on (i) November 15, 2025 and (ii) January 31, 2026.
(3)	These restricted stock units were granted under the Company’s 2023 Equity Incentive Plan and vest in such amounts and on such dates as follows: (i) 250,000 restricted stock units on April 30, 2026; (ii) 250,000 restricted stock units on July 15, 2026; and (iii) 100,000 restricted stock units on October 1, 2026.
(4)	These restricted stock units were granted under the Company’s 2023 Equity Incentive Plan and vest in equal installments on (i) January 1, 2027, (ii) April 1, 2027, (iii) July 1, 2027, and (iv) October 1, 2027.
(5)	These stock options were granted under the Company’s 2020 Key Employee Equity Incentive Plan and are fully vested and exercisable.
(6)	These restricted stock awards were granted subject to stockholder approval, which was obtained on January 3, 2025, and vest in such amounts and on such dates as follows: (i) 100,000 restricted stock awards on each of (a) October 15, 2025, (b) January 15, 2026, and (c) April 15, 2026; (ii) 200,000 restricted stock awards on each of (a) July 15, 2026, (b) October 15, 2026, (c) January 15, 2027, (d) April 15, 2027; (iii) 300,000 restricted stock awards on each of (a) July 15, 2027, (b) October 15, 2027, (c) January 15, 2028, (d) April 15, 2028; and (iv) 450,000 restricted stock units on July 15, 2028.
(7)	These stock options were granted under the Company’s 2020 Equity Incentive Plan and are fully vested and exercisable.
(8)	These restricted stock units were granted under the Company’s 2023 Equity Incentive Plan and vested in their entirety on December 21, 2025.
(9)	These restricted stock awards were granted subject to stockholder approval, which was obtained on January 3, 2025, and vest in such percentages and upon such terms as follows: (i) 10% upon the earlier of (a) the tenth consecutive trading day that the Company’s Class A Common Stock closes at or above $2.00 on Nasdaq and (b) November 1, 2025; (ii) 15% upon the earlier of (a) the tenth consecutive trading day that the Company’s Class A Common Stock closes at or above $2.00 on Nasdaq and (b) January 1, 2026; (iii) 25% upon the earlier of (a) the tenth consecutive trading day that the Company’s Class A Common Stock closes at or above $3.00 on Nasdaq and (b) April 1, 2026; and (iv) 25% upon the earlier of (a) tenth consecutive trading day that the Company’s Class A Common Stock closes at or above $3.50 on Nasdaq and (b) July 1, 2026.

(10)	These stock options were granted under the Company’s 2022 Incentive Compensation Plan and are fully vested and exercisable.
(11)	These restricted stock units were granted under the Company’s 2023 Equity Incentive Plan and vested on November 20, 2025.
(12)	These stock options were granted under the Company’s 2022 Incentive Compensation Plan and become fully vested and exercisable on May 18, 2026.
(13)	These stock options were granted under the Company’s 2022 Incentive Compensation Plan and are fully vested and exercisable.

Director Compensation

In 2021, we entered into agreements with our non-employee directors, including co-founder James Peterson, co-founder Frederick Goerner, David Aldrich, Kurt Busch, and William Carpou. Under these agreements, we agreed to issue to each director an option to purchase 20,000 shares of Class A Common Stock. The options are fully vested. We also agreed to reimburse the director for any reasonable costs and expenses incurred in connection with the director’s services requested by us and performed by the director. Each agreement will automatically renew on the date of director’s reelection unless the Board determines not to renew the agreement, or until a director’s earlier resignation, removal or death.

In connection with the Closing, we amended the Board agreement with each of the co-founders Mr. Peterson and Mr. Goerner. The amendment provides that the director will be granted, on the first, second and third anniversaries of December 21, 2023, Post-Closing RSUs with respect to 166,667 shares of Class A Common Stock, which will vest on the first anniversary of the applicable grant date, subject to his continuous service to Mobix Labs through the applicable grant dates and vesting dates. The Post-Closing RSUs will become fully vested in the event of a change of control, or if the director’s service is terminated either without cause or by him for Good Reason (as defined in the Company’s 2022 Equity Incentive Plan).

On January 22, 2024, the Board approved non-employee director compensation that is designed to retain competent and experienced persons to serve as members of the Board. Non-employee directors will be entitled to receive an annual cash retainer, which will be payable quarterly and pro-rated for partial quarters, of $200,000 and reimbursement for expenses incurred for attending Board meetings. Non-employee Board members will also be entitled to receive awards under the 2023 Equity Incentive Plan annually and upon their initial appointment to the Board as follows:

●	Annual awards of 20,000 RSUs at the next Board meeting occurring after December 21, 2024; and
●	Upon initial election or appointment to the Board, a pro-rated amount of 20,000 RSUs for the partial year.

In addition, the Board approved, and on January 3, 2025 the stockholders approved, the grant of RSUs to the following non-employee directors who were influential in the public listing of our shares on Nasdaq:

●	James Peterson, Co-Founder 1,050,000 RSUs
●	Frederick Goerner, Co-Founder 1,050,000 RSUs
●	David Aldrich 50,000 RSUs
●	Kurt Busch 50,000 RSUs
●	William Carpou 50,000 RSUs

Director Compensation Table for Fiscal Year 2025

The table below sets forth the non-employee director compensation for the year ended September 30, 2025.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)(4)
James Peterson, Co-Founder	112,500	2,707,341	2,819,841
Frederick Goerner, Co-Founder	112,500	2,733,663	2,846,163
David Aldrich	12,500	264,917	277,417
Kurt Busch	12,500	260,995	273,495
William Carpou	12,500	245,309	257,809
Michael Long	12,500	224,917	237,417

(1)	Each of our non-employee directors received a portion of their fees in Class A Common Stock in lieu of cash. The amount each of our non-employee directors would have otherwise received in cash was $162,500.
(2)	The amount reported in this column for co-founders Messrs. Peterson and Goerner represents the aggregate grant date fair value of the stock awards in accordance with ASC Topic 718, which is based on the stock price on the date of the Closing of $10.47. However, the value received at issuance of the Post-Closing RSUs on April 15, 2025 was approximately $141,667, which is based on the issuance date stock price of $0.85.
(3)	The following table sets forth the aggregate number of restricted stock units outstanding, as of September 30, 2025, for each of our non-employee directors.

Name	Restricted Stock Units (#)	Unexercised Stock Options (#)
James Peterson, Co-Founder	1,273,367	153,416
Frederick Goerner, Co-Founder	1,276,658	153,416
David Aldrich	69,523	153,416
Kurt Busch	69,032	153,416
William Carpou	67,072	––
Michael Long	69,523	––

(4)	Amounts reported herein may not foot due to rounding.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

In response to Item 402(x)(1) of Regulation S-K, we do not grant new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Form 10-Q, 10-K, or 8-K that discloses material nonpublic information. Accordingly, we have no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by us. In the event that we determine to grant new awards of such options, the Board will evaluate the appropriate steps to take in relation to the foregoing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of shares of Class A Common Stock and Class B Common Stock by:

●	each person who is the beneficial owner of more than 5% of issued and outstanding shares of Class A Common Stock and Class B Common Stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of Class A Common Stock and Class B Common Stock beneficially owned by a person and the percentage ownership, we deemed outstanding shares of Class A Common Stock and Class B Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of January 13, 2026 (the “Determination Date”) and restricted stock units that (i) have vested but are subject to certain delivery conditions that have not yet been met or (ii) are unvested but will vest within 60 days of the Determination Date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Class B Common Stock beneficially owned by them.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Mobix Labs, Inc., 1 Venture, Suite 220, Irvine, CA 92618.

The percentage ownership of Class A Common Stock and Class B Common Stock is based on 98,622,544 shares of Class A Common Stock and 2,004,901 shares of Class B Common Stock, respectively, outstanding as of January 13, 2026.

Name and Address of Beneficial Owner	Number of Shares of Mobix Labs Class A Common Stock(1)%		Number of Shares of Mobix Labs Class B Common Stock	%	% of Total Voting Power
Directors and Executive Officers

Fabian Battaglia(2)	125,000	*	125,000	6.2%	1.1%
Keyvan Samini(3)	3,438,394	3.5%	125,000	6.2%	3.8%
James Aralis(4)	123,515	*	—	—	*
James Peterson(5)	4,659,257	4.6%	1,449,275	72.3%	14.8%
David Aldrich(6)	482,326	*	—	—	*
Kurt Busch(7)	565,011	*	—	—	*
William Carpou(8)	491,604	*	—	—	*
Frederick Goerner(9)	1,893,353	1.9%	217,391	10.8%	3.2%
Michael Long	1,051,303	1.1%	—	—	*
Philip Sansone(10)	335,841	*	—	—	*

All Directors and Executive Officers as a Group (ten individuals)	13,165,604	12.9%	1,916,666	95.6%	25.4%
Five Percent and Greater Holders
Armistice Capital, LLC(11)	9,742,593	9.4%	—	—	7.9%

*	Less than one percent

(1)	The number of shares of Class A Common Stock beneficially owned by each person or entity includes any shares of Class B Common Stock (which is convertible for Class A Common Stock) beneficially owned by such person or entity.

(2)	Includes 125,000 shares of Class B Common Stock held of record by The Battaglia Trust. Fabrizio Battaglia is Trustee of The Battaglia Trust and may be deemed to have voting and investment power over securities held thereby.

(3)	Includes (i) 171,146 shares of Class A Common Stock and 125,000 shares of Class B Common Stock held of record by The KSSF Trust, dated November 27, 2012 (the “KSSF Trust”), (ii) 73,529 shares of Class A Common Stock held of record by The KSLI Trust, dated December 7, 2012 (the “KSLI Trust”), (iii) 73,529 shares of Class A Common Stock held of record by The SSLI Trust dated December 7, 2012 (“SSLI Trust”). Keyvan Samini is Trustee of The KSSF Trust and The SSLI Trust, and may be deemed to have voting and investment power over securities held thereby. Keyvan Samini’s spouse is the Trustee of The KSLI Trust and may be deemed to have voting and investment power over securities held thereby. Includes options to purchase 323,529 shares of Class A Common Stock exercisable within 60 days of the Determination Date.

(4)	Includes options to purchase 35,183 shares of Class A Common Stock exercisable within 60 days of the Determination Date.

(5)	Includes (i) options to purchase 153,416 shares of Class A Common Stock exercisable within 60 days of the Determination Date and (ii) 1,050,000 restricted stock units that have vested but not yet been delivered.

(6)	Includes options to purchase 153,416 shares of Class A Common Stock exercisable within 60 days of the Determination Date.

(7)	Includes options to purchase 153,416 shares of Class A Common Stock exercisable within 60 days of the Determination Date.

(8)	Includes options to purchase 153,416 shares of Class A Common Stock exercisable within 60 days of the Determination Date.

(9)	Includes (i) options to purchase 153,416 shares of Class A Common Stock exercisable within 60 days of the Determination Date and (ii) 1,050,000 restricted stock units that have vested but not yet been delivered.

(10)	Includes 200,000 shares of restricted stock that will vest within 60 days of the Determination Date.

(11)	Based on a Schedule 13G filed on November 14, 2025 by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”). The securities are held directly by the Master Fund and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. This amount consists of (i) 4,596,804 shares and (ii) 5,145,789 shares underlying warrants that are exercisable within 60 days of the Determination Date. It does not include 9,229,701 shares underlying warrants the exercise of which is subject to stockholder approval. The warrants are subject to a beneficial ownership limitation of 9.99%, which such limitation restricts the stockholder from exercising that portion of the warrants that would result in the stockholder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

The Board has adopted a written related party transactions policy that requires that related party transactions (as defined below) be reviewed and, if appropriate, approved by the Board’s audit committee, subject to certain exceptions. Our related party transactions policy is designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

A “related party transaction” is a transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. A “related party” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;

●	any person who is known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities; and

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting securities, and any person (other than a domestic employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting securities.

Indemnification

Mobix Labs entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements provide that Mobix Labs will indemnify each of its directors and executive officers against any and all expenses incurred by that director or executive officer because of his or her status as a director or officer of Mobix Labs, to the fullest extent permitted by Delaware law, the Charter and the Bylaws.

The Charter of Mobix Labs contains a provision limiting the liability of directors and certain officers of Mobix Labs for monetary damages for breach of fiduciary duty, and the Bylaws provide that Mobix Labs will indemnify each of its present and former directors and officers in those capacities or for serving other business enterprises at its request, to the fullest extent permitted under Delaware law. In addition, the Bylaws provide that, to the fullest extent permitted by Delaware law, Mobix Labs will advance all expenses incurred by its present and former directors and officers in connection with a legal proceeding involving his or her status as a director or officer of Mobix Labs, except that present directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

Guarantees of Loans

On October 19, 2023, Legacy Mobix borrowed $150,000 from an unrelated finance company, which loan is secured by substantially all assets of Legacy Mobix and is guaranteed by Keyvan Samini, the President, Chief Financial Officer, General Counsel and a director of Mobix Labs. The loan matured in November 2024 and was repaid in full.

On December 2, 2024, a subsidiary of Mobix borrowed $200,000 from an unrelated finance company, which loan is guaranteed by Keyvan Samini, the President, Chief Financial Officer, General Counsel and a director of Mobix Labs. The loan matures in June 2026.

Additionally, on August 15, 2025, Philip Sansone, our Chief Executive Officer and director, and Keyvan Samini, the President, Chief Financial Officer, General Counsel and a director, both personally guaranteed the Maxim loan to us with a principal amount of $600,000.

Subscription Agreement

On December 19, 2023, Chavant entered into a subscription agreement with Michael Long, who was appointed as a director of Mobix Labs on January 22, 2024, pursuant to which Mr. Long agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 300,000 shares of Class A Common Stock at a price of $10.00 per share for an aggregate purchase price of $3,000,000, on the terms and subject to the conditions set forth in the subscription agreement. Mobix Labs registered for resale the shares received by Mr. Long pursuant to the subscription agreement and upon exercise of the warrant. Pursuant to the subscription agreement, Mobix Labs agreed to issue additional shares of Class A Common Stock to Mr. Long in the event that the Adjustment Period VWAP during the Adjustment Period is less than $10.00 per share. In such case, Mr. Long was entitled to receive a number of shares of Make-Whole Shares equal to the product of (x) the number of shares of Class A Common Stock issued to him at the closing of the subscription and held by him through the end of the Adjustment Period multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP and (B) the denominator of which is the Adjustment Period VWAP. In the event that the Adjustment Period VWAP is less than $7.00, the Adjustment Period VWAP will be deemed to be $7.00. On November 4, 2024, Mr. Long received 128,570 Make-Whole Shares.

Registration Rights

In connection with the Closing and as contemplated by the Business Combination Agreement, the Company and certain holders entered into the Amended and Restated Registration Rights and Lock-Up Agreement, dated December 21, 2023 (the “Amended and Restated Registration Rights and Lock-Up Agreement”), pursuant to which, among other things, the Company is obligated to file a registration statement to register the resale of certain securities of Mobix Labs held by certain holders, including all the members of the Board other than Michael Long, and to use reasonable best efforts to cause the registration statement to become effective as soon as reasonably practical after the initial filing of the registration statement. The Amended and Restated Registration Rights and Lock-Up Agreement also provides certain holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Subject to certain exceptions, the Amended and Restated Registration Rights and Lock-Up Agreement further provides the Founder Equityholders and Legacy Mobix Holders shall not transfer their Common Stock until (a) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the Closing and the date on which the VWAP of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period following the Closing or (b) with respect to the remaining 50% of such shares, for a period ending on the earlier of the one-year anniversary of the Closing and the date on which the VWAP of the Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period following the Closing. The restriction on transfers contained in the Amended and Restated Registration Rights and Lock-Up Agreement expired on December 23, 2024.

Related Party Notes

During the year ended September 30, 2024, the Company, as borrower, issued a third promissory note in a principal amount of $330,000 to Giuseppe Battaglia. The note was issued with an original issue discount of 10% and has a maturity date of November 16, 2024. The note bore interest at a rate of 16% per year. The Company repaid the note in full on April 2025 and the note is no longer outstanding.

Sage Hill PIPE Subscription Agreement and Sage Hill Warrant

On December 18, 2023, Chavant entered into a subscription agreement with Sage Hill Investors, LLC (“Sage Hill”) (the “Sage Hill PIPE Subscription Agreement”), pursuant to which Sage Hill agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 1,500,000 shares of Class A Common Stock in cash at a price of $10.00 per share for an aggregate purchase price of $15,000,000, on the terms and subject to the conditions set forth in the Sage Hill PIPE Subscription Agreement. Pursuant to the Sage Hill Subscription Agreement, Chavant agreed to issue additional shares of Class A Common Stock to Sage Hill in the event that the volume weighted average price per share of the Class A Common Stock during the 30-day period (the “Adjustment Period”) commencing on the date that is 30 days after the date on which the resale registration statement was declared effective (the “Adjustment Period VWAP”) is less than $10.00 per share. In such case, Sage Hill will be entitled to receive a number of shares of Class A Common Stock equal to the product of (x) the number of shares of Class A Common Stock issued to Sage Hill at the closing of the subscription and held by Sage Hill through the end of the Adjustment Period multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP and (B) the denominator of which is the Adjustment Period VWAP (the “Make-Whole Shares”). Such condition was satisfied on August 30, 2024 and 642,857 Make-Whole Shares were delivered on November 4, 2024.

In connection with the execution of the Sage Hill PIPE Subscription Agreement, Mobix Labs issued to Sage Hill a warrant to purchase 1,500,000 shares of Mobix Labs Stock at an exercise price of $0.01 per share, exercisable upon the closing of the Sage Hill PIPE Subscription Agreement and stockholder approval (the “Sage Hill Warrant”). Stockholders approved the exercise of the Sage Hill Warrant at the special meeting held on January 3, 2025 and was exercised on February 25, 2025.

Sponsor PIPE Subscription Agreement, Sponsor Warrant and Sponsor Letter Agreement

On December 19, 2023, Chavant entered into the subscription agreement (the “Sponsor PIPE Subscription Agreement”) with Chavant Capital Partners (the “Sponsor”) pursuant to which the Sponsor agreed to purchase, in a private placement that closed substantially concurrently with the Closing, 199,737 shares of Class A Common Stock at a price of $10.00 per share for an aggregate purchase price of $1,997,370 paid through the forgiveness of the Forgiven Chavant Obligations (as defined below), on the terms and subject to the conditions set forth in the Sponsor PIPE Subscription Agreement and the Sponsor Letter Agreement described below. Pursuant to the Sponsor PIPE Subscription Agreement, Chavant agreed to issue additional shares of Class A Common Stock to the Sponsor or its permitted transferees in the event that the Adjustment Period VWAP during the Adjustment Period is less than $10.00 per share. In such case, the Sponsor or its permitted transferees will be entitled to receive a number of shares of Class A Common Stock equal to the product of (x) the number of shares of Class A Common Stock issued to the Sponsor at the closing of the subscription and held by the Sponsor or its permitted transferees through the end of the Adjustment Period multiplied by (y) a fraction, (A) the numerator of which is $10.00 minus the Adjustment Period VWAP and (B) the denominator of which is the Adjustment Period VWAP (the “Make-Whole Shares”). Such condition was satisfied on August 30, 2024 and 12,944 Make-Whole Shares were delivered on November 4, 2024.

Warrant Amendments

On October 24, 2025, the Company entered into amendments to certain outstanding warrants to purchase an aggregate of 13,375,490 shares of the Company’s Class A common stock held by the Master Fund (the “Armistice Warrants”). The amendments revise certain terms of the Armistice Warrants so that, under applicable accounting guidance, the Armistice Warrants are classified as equity rather than liabilities on the Company’s balance sheet. As part of these amendments, the Company issued an additional warrant to purchase 1,000,000 shares of Class A common stock. No cash consideration was paid or received in connection with these amendments.

Employment

We employ Haley Castro Battaglia, the daughter-in-law of Fabian Battaglia, our former director and former Chief Executive Officer. Haley Castro Battaglia is our Sales and Marketing Representative and receives an annual salary of $135,000. Ms. Battaglia also received 55,900 restricted stock units on December 24, 2024 which had a fair value of $100,123 on the grant date and an additional 25,000 restricted stock units on July 9, 2025 which had a fair value of $30,000 on the grant date.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The following table represents aggregate fees billed to the Company for the fiscal years ended September 30, 2025 and 2024 by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm.

	2025	2024
Audit Fees(1)	$1,556,000	$1,934,015
Audit-Related Fees	––	––
Tax Fees	––	––
All Other Fees(2)	$2,000	$2,000
Total	$1,558,000	$1,936,015

(1) “Audit Fees” consist of professional services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. Fees also included professional services rendered in connection with various registration statements, comfort letters, and consents issued throughout the fiscal years.

(2) This category consists of fees for products and services other than the services reported above, including fees for subscription to PwC’s disclosure checklist tool. The Audit Committee has determined that the non-audit services rendered by PwC were compatible with maintaining its independence. All such non-audit services were pre-approved by the Audit Committee pursuant to the pre-approval policy set forth below.

Pre-Approval Policies and Procedures

Pursuant to its charter, our audit committee is responsible for pre-approving all audit and permissible non-audit services and related engagement fees and terms for services provided to us by our independent registered public accounting firm (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible). The audit committee’s charter gives the audit committee the power to delegate to one or more members of the audit committee the authority to pre-approve audit and permissible non-audit services. The audit committee has all of the audit and permissible non-audit services covered by the audit fees.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Form 10-K/A.

Exhibit Number	Description

2.1 †	Business Combination Agreement, dated as of November 15, 2022, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-1 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 7, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (included as Annex A-2 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of November 26, 2023, by and among Chavant, Merger Sub and Mobix Labs, Inc. (incorporated by reference to Exhibit 2.1 to Chavant’s Current Report on Form 8-K filed on November 30, 2023).
2.4	Amendment No. 3 to the Business Combination Agreement, dated as of February 12, 2024, by and among Mobix Labs, Inc. and Mobix Labs Operations, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333.278451), filed with the SEC on April 2, 2024).
2.5	Agreement and Plan of Merger, dated as of September 26, 2022, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
2.6	Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 28, 2023, by and among Mobix Labs, Inc., Mobix Merger Sub I, Inc., Mobix Merger Sub II, LLC, EMI Solutions, Inc., Yden Holdings, LLC, Robert Ydens and Julie Ydens (incorporated by reference to Exhibit 2.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-278451), filed with the SEC on April 2, 2024).
3.3	Bylaws of Mobix Labs, Inc. (incorporated by reference to Exhibit 3.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.3	Warrant Agreement, dated July 19, 2021, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).
4.4	Amendment to the Warrant Agreement, dated December 21, 2023, by and between Chavant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
4.5	Form of Pre-Funded Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
4.6	Form of Placement Agent Warrant, dated July 24, 2024 (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).

4.7	Form of Pre-Funded Warrant, dated April 7, 2025 (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
4.8	Form of Placement Agent Warrant, dated April 7, 2025 (incorporated by reference to Exhibit 4.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
4.9	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on September 4, 2025).
4.10	Form of Accredited Investor Warrant (incorporated by reference to Exhibit 4.15 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
4.11	Form of Amended and Restated Series A Warrant (incorporated by reference to Exhibit 4.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.12	Form of Amended and Restated Series B Warrant (incorporated by reference to Exhibit 4.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.13**	Form of Amended and Restated Common Warrant.
4.14	Form of Amended and Restated Inducement Warrant (incorporated by reference to Exhibit 4.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.15	Form of Warrant (incorporated by reference to Exhibit 4.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on October 30, 2025).
4.16	Description of Securities (incorporated by reference to Exhibit 4.9 to Mobix Labs, Inc.’s Annual Report on Form 10-K filed on December 26, 2024).
10.1	Letter Agreement, dated July 19, 2021, by and among Chavant, its executive officers, its directors, Roth Capital Partners, LLC, Craig-Hallum Capital Group LLC and their respective permitted designees and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on July 23, 2021).
10.2	Amended and Restated Registration Rights and Lock-Up Agreement, dated December 21, 2023, by and among Mobix Labs, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.3#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.4#	Mobix Labs, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.5#	Mobix Labs, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.6#	Amended and Restated Executive Employment Agreement between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.14 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.7#	Amended and Restated Executive Employment Term Sheet between Fabian Battaglia and Mobix Labs, Inc. (included as Exhibit 10.15 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.8#	Amended and Restated Executive Employment Agreement between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.16 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.9#	Amended and Restated Executive Employment Term Sheet between Keyvan Samini and Mobix Labs, Inc. (included as Exhibit 10.17 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.10#	Employment Agreement between James Aralis and Mobix Labs, Inc. (included as Exhibit 10.18 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.11	Form of Cancellation and Termination Agreement between Mobix Labs, Inc. and certain RSU holders (included as Exhibit 10.20 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).

10.12#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and Kurt Busch (included as Exhibit 10.21 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.13#	Board of Directors Agreement, dated March 12, 2021, between Mobix Labs, Inc. and William Carpou (included as Exhibit 10.22 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.14#	Board of Directors Agreement, dated March 2, 2021, between Mobix Labs, Inc. and David Aldrich (included as Exhibit 10.23 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.15#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.24 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.16#	Board of Directors Agreement, dated February 1, 2021, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.25 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.17#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and James Peterson (included as Exhibit 10.26 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.18#	First Amendment to Board of Directors Agreement, dated March 26, 2023, between Mobix Labs, Inc. and Frederick Goerner (included as Exhibit 10.27 to the proxy statement/prospectus, which is a part of the Company’s Registration Statement on Form S-4 filed on November 13, 2023, and incorporated herein by reference).
10.19	Subscription Agreement, effective as of December 18, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.1 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.20	Warrant to Purchase Shares of Common Stock, dated December 14, 2023, by and between Mobix Labs, Inc. and Sage Hill Investors, LLC (incorporated by reference to Exhibit 10.2 to Chavant’s Current Report on Form 8-K filed on December 19, 2023).
10.21	Subscription Agreement, dated December 19, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K on December 26, 2023).
10.22	Warrant to Purchase Shares of Common Stock, dated December 20, 2023, by and between Mobix Labs, Inc. and Chavant Capital Partners LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.23	Sponsor Letter Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and Chavant Capital Partners (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.24	Form of Additional PIPE Subscription Agreement (incorporated by reference to Exhibit 10.4 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.25	Form of Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.5 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.26	Form of Non-Converted Additional Warrant to Purchase Shares of Common Stock of Mobix Labs, Inc. (incorporated by reference to Exhibit 10.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).

10.27	Non-Redemption Agreement, dated December 20, 2023, by and among Chavant Capital Acquisition Corp., Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.7 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.28	Non-Redemption Warrant, dated December 20, 2023, between Mobix Labs, Inc. and a shareholder of Chavant (incorporated by reference to Exhibit 10.8 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 26, 2023).
10.29	Amendment to Business Combination Marketing Agreement, dated December 21, 2023, by and among Chavant, Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.29 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
10.30	Common Stock Purchase Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.31	Registration Rights Agreement, dated as of March 18, 2024, by and between Mobix Labs, Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on March 19, 2024).
10.32	Business Combination Agreement, dated as of May 8, 2024, by and among Mobix Labs, Inc, RaGE Systems, Inc and Mobix Merger Sub III, LLC (incorporated by reference to Exhibit 99.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on May 14, 2024).
10.33†	Form of Securities Purchase Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.34	Form of Registration Rights Agreement, dated as of July 22, 2024 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.35	Form of Lock-Up Agreement, dated as of July 24, 2024 (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on July 24, 2024).
10.36	Form of Placement Agency Agreement, dated as of April 4, 2025 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
10.37	Form of Securities Purchase Agreement, dated as of April 4, 2025 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on April 7, 2025).
10.38#	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and James Peterson dated as of April 11, 2025 (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.39#	Amended and Restated Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Frederick Goerner dated as of April 11, 2025 (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025)
10.40#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and David Aldrich dated as of April 10, 2025 (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.41#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and Kurt Busch dated as of April 10, 2025 (incorporated by reference to Exhibit 99.4 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.42#	Restricted Stock Unit Award Agreement by and between Mobix Labs, Inc. and William Carpou dated as of April 10, 2025 (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.43#	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Fabian Battaglia dated as of May 5, 2025 (incorporated by reference to Exhibit 10.6 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.44#	Amended and Restated Restricted Stock Award Agreement by and between Mobix Labs, Inc. and Keyvan Samini dated as of May 5, 2025 (incorporated by reference to Exhibit 10.7 to Mobix Labs, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2025).
10.45#	2023 Equity Incentive Plan (As Amended) (incorporated by reference to Exhibit 99.11 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286200), filed with the SEC on March 28, 2025).
10.46#	Retirement and Release Agreement, by and among Mobix Labs, Inc. and Fabrizio Battaglia, dated as of July 25, 2025 (incorporated by reference to Exhibit 10.46 to the Registrant’s Amendment No. 1 to the Registrant’s Registration on Form S-1).

10.47	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on September 4, 2025).
10.48	Senior Secured Promissory Note in favor of Lendspark Corporation, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.48 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.49†	Securities Purchase Agreement, by and between Mobix Labs, Inc. and Lendspark Corporation, dated as of August 13, 2025 (incorporated by reference to Exhibit 10.49 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.50†	Business Loan and Security Agreement, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as August 13, 2025 (incorporated by reference to Exhibit 10.50 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.51†	Stock Pledge Agreement, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as August 13, 2025 (incorporated by reference to Exhibit 10.51 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.52†	Stock Purchase Agreement, by and between Mobix Labs, Inc. and Charles William Jacobson, dated as of August 15, 2025 (incorporated by reference to Exhibit 10.52 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.53	Side Letter, by and between Mobix Labs, Inc. and Maximcash Solutions LLC, dated as September 2, 2025 (incorporated by reference to Exhibit 10.53 to the Registrant’s Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-287493), filed with the SEC on October 14, 2025).
10.54	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on January 7, 2026).
10.55	Form of Purchase Agreement (incorporated by reference to Exhibit 10.2 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on January 7, 2026).
10.56	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on January 7, 2026).
19.1	Mobix Labs, Inc.’s Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Mobix Labs, Inc.’s Annual Report on Form 10-K filed on December 26, 2024).
21.1**	List of Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for Mobix Labs, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Mobix Labs, Inc.’s Clawback Policy (incorporated by reference to Exhibit 99.6 to Mobix Labs, Inc.’s Current Report on Form 8-K filed on December 28, 2023).
101 INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
**	Filed or furnished as an exhibit to the Original Form 10-K.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2026.

MOBIX LABS, INC.

By:	/s/ Philip Sansone
Philip Sansone
Chief Executive Officer

