Form 10-Q
period 2025-12-31
MOBIX LABS, INC
filed 2026-02-12
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of January 31, 2026 was 101,072,226 and 2,004,901, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;
●	our ability to regain compliance with listing rules of the Nasdaq Stock Market LLC (“Nasdaq”), as well as any decisions that we may make in order to regain compliance;
●	our intent to pursue acquisitions of companies and technologies;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;
●	the impact of acquisitions on our business and results of operations;
●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;
●	the demand for our products and the drivers of that demand;
●	our opportunities and strategies for growth;
●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our assumptions underlying our critical accounting estimates;
●	future capital requirements and sources and uses of cash; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the inability to timely regain compliance with Nasdaq listing requirements, including the $1.00 minimum bid price requirement and the minimum $35 million market value of listed securities, and to remain in compliance with the other Nasdaq listing requirements;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;
●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;
●	the risk that litigation may be commenced against us;
●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;
●	our ability to attract new customers and grow our customer base; and
●	the risk that the price of our securities may be volatile due to a variety of factors, including changes caused by the recently implemented tariffs in the United States as well as any impact that may have on laws and regulations, changes in the competitive industries in which we operate, variations in performance across competitors, the global supply chain, and macro-economic and social environments affecting our business and changes in our capital structure.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by geopolitical tensions, including the further escalation of war between Russia and Ukraine or the conflict pertaining to the Middle East, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. However, we encourage you to review our risk factors as set forth herein and in our annual report on Form 10-K for our fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission on January 13, 2026.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	December 31,	September 30,
	2025	2025
ASSETS
Current assets
Cash	$268	$3,273
Accounts receivable, net	1,018	1,414
Inventory	1,169	1,435
Prepaid expenses and other current assets	417	593
Total current assets	2,872	6,715

Property and equipment, net	279	328
Intangible assets, net	13,113	13,519
Goodwill	16,066	16,066
Operating lease right-of-use assets	278	370
Other assets	116	115
Total assets	$32,724	$37,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,944	$8,981
Accrued expenses and other current liabilities	10,392	11,122
Deferred purchase consideration	2,323	2,323
Notes payable, current	3,320	3,934
Notes payable – related parties, current	1,026	1,152
Operating lease liabilities, current	237	274
Total current liabilities	25,242	27,786

Notes payable, noncurrent	880	—
Notes payable – related parties, noncurrent	1,039	1,099
Earnout liability	280	1,240
Deferred tax liability	293	321
Operating lease liabilities, noncurrent	43	96
Liability-classified warrants	270	6,859
Other noncurrent liabilities	10	48
Total liabilities	28,057	37,449

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Class A common stock, $0.00001 par value, 285,000,000 shares authorized; 66,653,248 and 58,838,423 shares issued and outstanding at December 31, 2025 and September 30, 2025, respectively	—	—
Class B common stock, $0.00001 par value, 5,000,000 shares authorized; 2,004,901 shares issued and outstanding at December 31, 2025 and September 30, 2025	—	—
Additional paid-in capital	165,380	150,252
Accumulated deficit	(160,713)	(150,588)
Total stockholders’ equity (deficit)	4,667	(336)
Total liabilities and stockholders’ equity (deficit)	$32,724	$37,113

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2025	2024

Net revenue:
Products	$1,335	$1,951
Services	540	1,218
Total net revenue	1,875	3,169

Cost of revenue:
Products	949	1,190
Services	345	292
Total cost of revenue	1,294	1,482
Gross profit	581	1,687

Operating expenses:
Research and development	442	611
Selling, general and administrative	8,972	15,706
Loss from operations	(8,833)	(14,630)

Interest expense	1,380	211
Change in fair value of earnout liability	(960)	1,940
Change in fair value of warrants	323	2,658
Other non-operating losses, net	573	402
Loss before income taxes	(10,149)	(19,841)
Income tax benefit	(24)	(2)
Net loss and comprehensive loss	$(10,125)	$(19,839)

Net loss per share of Class A and Class B Common Stock:
Basic	$(0.16)	$(0.52)
Diluted	$(0.16)	$(0.52)
Weighted-average common shares outstanding:
Basic	63,058,761	38,425,566
Diluted	63,058,761	38,425,566

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2025	58,838,423	$—	2,004,901	$—	$150,252	$(150,588)	$(336)

Issuance of common stock	2,264,496	—	—	—	1,523	—	1,523
Issuance of common stock in settlement of liabilities	1,190,848	—	—	—	985	—	985
Issuance of common stock upon vesting of RSUs	4,035,952	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	323,529	—	—	—	55	—	55
Reclassification of warrants	—	—	—	—	6,912	—	6,912
Issuance of warrants	—	—	—	—	514	—	514
Stock-based compensation	—	—	—	—	5,139	—	5,139
Net loss	—	—	—	—	—	(10,125)	(10,125)

Balance at December 31, 2025	66,653,248	$—	2,004,901	$—	$165,380	$(160,713)	$4,667

Balance at September 30, 2024	32,824,230	$—	2,129,901	$—	$109,987	$(104,457)	$5,530

Issuance of common stock	561,739	—	—	—	640	—	640
Conversion of Class B common stock to Class A common stock	125,000	—	(125,000)	—	—	—	—
Conversion of notes payable to Class A common stock	631,805	—	—	—	828	—	828
Issuance of common stock upon vesting of RSUs	510,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,802	—	9,802
Net loss	—	—	—	—	—	(19,839)	(19,839)

Balance at December 31, 2024	34,652,774	$—	2,004,901	$—	$121,257	$(124,296)	$(3,039)

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2025	2024
Operating activities
Net loss	$(10,125)	$(19,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	123
Amortization of intangible assets	406	471
Change in fair value of earnout liability	(960)	1,940
Change in fair value of warrants	323	2,658
Non-cash expense for warrants issued	514	—
Stock-based compensation	5,139	9,802
Deferred income taxes	(28)	(5)
Other non-cash items	551	531
Changes in operating assets and liabilities:
Accounts receivable	271	937
Inventory	266	483
Prepaid expenses and other assets	180	20
Accounts payable	(807)	95
Accrued expenses and other current liabilities	(544)	1,854
Net cash used in operating activities	(4,765)	(930)

Investing activities
Net cash provided by (used in) investing activities	—	—

Financing activities
Proceeds from issuance of common stock	1,254	600
Proceeds from exercise of stock options	55	—
Proceeds from issuance of notes payable	1,717	675
Principal payments on notes payable	(1,266)	(32)
Deferred consideration paid for acquisition of business	—	(174)
Net cash provided by financing activities	1,760	1,069

Net increase (decrease) in cash	(3,005)	139
Cash, beginning of period	3,273	266
Cash, end of period	$268	$405

Supplemental cash flow information
Cash paid for interest	$1,175	$64
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in common stock	$916	$545

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies used in the defense, aerospace, commercial, industrial and other markets. The Company’s wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. The Company’s interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies. The Company’s Class A Common Stock and its Public Warrants are traded on the Nasdaq Capital Market under the symbols “MOBX” and “MOBXW,” respectively.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, as a result of its ongoing investment in product development and other operating expenses. The Company incurred a loss from operations of $8,833 for the three months ended December 31, 2025, and incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $160,713. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations for at least the next twelve months.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2025 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2025 condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of December 31, 2025 and its condensed consolidated results of operations and cash flows for the periods ended December 31, 2025 and 2024. The condensed consolidated results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026 or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of net revenue and expenses for the periods covered and certain amounts disclosed in the notes to the condensed consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	valuation of stock-based compensation awards;
●	impairment assessments of goodwill and long-lived assets;
●	measurement of liabilities carried at fair value, including the earnout liability and liability-classified warrants; and,
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in its Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on January 13, 2026. There have been no significant changes to these policies during the three months ended December 31, 2025, aside from those outlined below.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company recognized no impairment losses for the three months ended December 31, 2025 and 2024.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not record any goodwill impairment losses for the three months ended December 31, 2025 and 2024. There were no changes in the carrying amount of goodwill during the three months ended December 31, 2025 and 2024.

Classification of Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when warrants are issued or modified and as of the end of each subsequent reporting period while the warrants are outstanding.

Note 3 — Inventory

Inventory consists of the following:

	December 31,	September 30,
	2025	2025

Raw materials	$836	$999
Finished goods	333	436
Total inventory	$1,169	$1,435

Note 4 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	December 31,	September 30,
	Life (years)	2025	2025

Equipment and furniture	5 - 7	$400	$400
Laboratory equipment	5	681	681
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	41
Property and equipment, gross		1,122	1,122
Less: Accumulated depreciation		(843)	(794)
Property and equipment, net		$279	$328

Depreciation expense for the three months ended December 31, 2025 and 2024 was $49 and $123, respectively.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 5 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	December 31, 2025			September 30, 2025
	Useful Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Developed technology	7 – 10	$5,689	$(2,943)	$2,746	$5,689	$(2,798)	$2,891
Customer relationships	12 – 15	11,900	(1,604)	10,296	11,900	(1,374)	10,526
Trade names	2 – 2.5	300	(229)	71	300	(198)	102
		$17,889	$(4,776)	$13,113	$17,889	$(4,370)	$13,519

Amortization expense related to intangible assets for the three months ended December 31, 2025 and 2024 was $406 and $471, respectively. The weighted-average remaining lives of intangible assets as of December 31, 2025 were developed technology 4.7 years; customer relationships 11.4 years; and trade names 0.9 years.

Estimated future amortization expense for intangible assets by fiscal year as of December 31, 2025 is as follows:

Years ending September 30,
2026 (remaining nine months)	$1,184
2027	1,510
2028	1,498
2029	1,498
2030	1,454
Thereafter	5,969
Total	$13,113

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2025	2025

Accrued compensation and benefits	$814	$1,212
Accrued professional fees	329	694
Accrued interest	458	393
Deferred revenue	918	1,047
Committed equity facility fees	1,478	1,478
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earnout	2,000	2,000
Other	3,305	3,208
Total accrued expenses and other current liabilities	$10,392	$11,122

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 7 — Debt

Debt consists of the following:

	December 31,	September 30,
	2025	2025

Notes payable	$4,200	$3,934
7% promissory notes – related parties	2,065	2,251
Total debt	6,265	6,185
Less: Amounts classified as current	(4,346)	(5,086)
Noncurrent portion	$1,919	$1,099

Notes Payable

During the three months ended December 31, 2025, the Company entered into a $1,100 note payable with an unaffiliated investor for net proceeds of $800. The note is unsecured and the $1,100 principal amount is payable in June 2027.

In December 2024, the Company entered into a $200 note payable with a bank for net proceeds of $195. The note is secured by substantially all of the Company’s assets and is guaranteed by an officer and director of the Company. During the three months ended December 31, 2025, the Company also modified this note to increase the amount of borrowings outstanding by $112. The note as modified has an eighteen month term and requires weekly payments totaling $282, including finance charges, through May 2027.

During the three months ended December 31, 2025, the Company also amended two existing agreements for the purchase and sale of future receipts, pursuant to which the Company agreed to sell to the buyers additional future trade receipts totaling $1,966 (together with amounts already outstanding under these agreements, the “Future Receipts Purchased Amount”) for net proceeds to the Company of $806. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through July 2026. In December 2024, the Company entered into an agreement for the purchase and sale of future receipts with an unrelated buyer pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $710 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $480. Under the agreement, the Company granted the buyer a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount.

During the three months ended December 31, 2025, the Company settled an outstanding note payable and accrued interest thereon, totaling $511, in exchange for 687,894 shares of its Class A Common Stock. During the three months ended December 31, 2024, the Company and the holders of two notes agreed to settle the outstanding principal and accrued interest, totaling $545, for 631,805 shares of the Company’s Class A Common Stock. For the three months ended December 31, 2025 and 2024, the Company recognized losses on the extinguishment of debt of $58 and $283, respectively, which are included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended December 31, 2025 and 2024, the Company made principal payments on notes payable of $1,080 and $32, respectively. As of December 31, 2025, notes payable having an aggregate remaining principal balance of $4,200 were outstanding and are included in “Notes payable” and “Notes payable, noncurrent” in the condensed consolidated balance sheet.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which bear interest at 7% per annum and are unsecured. One 7% promissory note, having a principal balance of $896 as of December 31, 2025, is payable in monthly payments of varying amounts through September 2026. The other 7% promissory note, having a principal balance of $1,169 as of December 31, 2025, no longer bears interest; the outstanding principal and previously accrued interest balance is payable in monthly payments of varying amounts through March 2027, with the remaining principal of $979 payable on May 15, 2027. The outstanding principal balance of the 7% promissory notes is included in “Notes payable — related parties, current” and “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of December 31, 2025. During the three months ended December 30, 2025 and 2024, the Company made principal payments of $186 and $0, respectively, on the 7% promissory notes.

Note 8 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from eleven months to 1.6 years and expire at various dates through July 2027. The leases do not contain residual value guarantees or restrictive covenants. The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended December 31,
	2025	2024
Operating lease cost	$103	$158
Short-term lease cost	10	11
Total lease cost	$113	$169

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended December 31, 2025 and 2024 was $103 and $189, respectively. As of December 31, 2025, the weighted-average remaining lease term was 1.2 years, and the weighted-average discount rate was 15.6%. There are no other leases that had not yet commenced as of December 31, 2025 that will create significant additional rights and obligations for the Company. The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2025:

Years ending September 30,
2026 (remaining nine months)	$204
2027	99
Total minimum lease payments	303
Less: imputed interest	(23)
Present value of future minimum lease payments	280
Less: current obligations under leases	(237)
Long-term lease obligations	$43

Note 9 — Commitments and Contingencies

The Company previously engaged a financial advisor to provide services and the financial advisor has asserted that the Company owes additional funds in excess of amounts previously recognized. The Company disputes the financial advisor’s claim. As of the date of these condensed consolidated financial statements, no legal proceeding has been initiated in respect of this matter. The ultimate resolution of this matter may differ from the amount recognized and any such difference could be material to the Company’s consolidated results of operations and cash flows. At this time, the Company is unable to reasonably estimate the possible amount or range of additional loss, if any, that it may incur.

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

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of December 31, 2025 or September 30, 2025.

Note 10 — Income Taxes

The Company recorded an income tax benefit of $24 and $2 for the three months ended December 31, 2025 and 2024, respectively. The Company calculated the income tax benefit using the discrete year-to-date method. The Company’s income tax benefit differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the periods. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

Note 11 — Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock. As of December 31, 2025, the board of directors had not designated any series of preferred stock, and no shares of preferred stock were issued or outstanding.

During the three months ended December 31, 2025, the Company issued 502,954 shares of its Class A Common Stock in settlement of accounts payable and other liabilities of $417.

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

Pursuant to the ATM Agreement, sales of the Common Stock, if any, will be made under the Company’s Registration Statement on Form S-3 (File No. 333-284351) by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including privately negotiated and block transactions. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Manager a commission of three percent of the gross sales proceeds of any Common Stock sold through the Manager under the ATM Agreement, and also has provided the Manager with customary indemnification rights. The Company also reimbursed the Manager for certain expenses in connection with entering into the ATM Agreement.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

During the three months ended December 31, 2025, the Company sold 1,914,496 shares of its Class A Common Stock under the ATM agreement, for net proceeds (after commissions) of $1,254. The amount and timing of future proceeds the Company may receive from the sale of its Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including that the Company is eligible to use the Registration Statement on Form S-3 to sell shares to the Manager, the number of shares the Company may elect to sell, the timing of such sales and the future market price of the Company’s Class A Common stock. As of the date of this Form 10-Q, the Company is unable to sell shares pursuant to the ATM Agreement due to restrictions on the use of the Registration Statement on Form S-3.

As of December 31, 2025, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Less:
Class A Common Stock outstanding	66,653,248
Reserve for conversion of Class B Common Stock	2,004,901
Reserve for exercise of common stock warrants	26,085,732
Reserve for Earnout shares	3,500,000
Stock options and RSUs	11,449,152
Awards available for grant under 2023 Equity Incentive Plan	1,711,926
Awards available for grant under 2023 Employee Stock Purchase Plan	687,055
Shares of Class A Common stock available for issuance	172,907,986

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Note 12 — Warrants

Outstanding warrants consist of the following:

Range of Exercise Prices Per Share:	December 31, 2025	September 30, 2025
Public Warrants and Private Warrants - $5.79	9,000,000	9,000,000
Other Warrants:
$0.01	380,000	380,000
$0.82 to $0.96	6,328,594	6,328,594
$1.08 to $1.18	10,020,754	9,020,754
$1.74 to $2.00	356,384	356,384
Total	26,085,732	25,085,732

Liability-Classified Warrants

The Company evaluated all common stock warrants at the time of issuance and concluded that certain warrants did not meet the derivative scope exception. Specifically, these warrants contained provisions that affected their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants were not considered indexed to the Company’s stock and were classified as liabilities. At their respective dates of issuance, the Company recognized a liability for each of the liability-classified warrants in the amount of its estimated fair value using the Black-Scholes option-pricing model. The Company subsequently adjusts the carrying amount of the liability for each warrant to its estimated fair value as of the end of each reporting period (or through the warrants’ respective dates of exercise or modification, if earlier).

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

On October 24, 2025, the Company entered into amendments to certain liability-classified warrants to purchase an aggregate of 13,375,490 shares of its Class A Common Stock. The amendments revised certain terms of the warrants, including terms that could potentially require cash settlement, such that under the guidance in ASC 480 and ASC 815, the warrants are equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which the Company uses to estimate the fair value of warrants.

As a result of the amendments to the warrants, the Company remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, the Company issued the warrant holder an additional warrant to purchase 1,000,000 shares of Class A Common Stock at a price of $1.08 per share. The Company recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2025.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the three months ended December 31, 2025 and 2024, the Company recognized net non-cash losses of $323 and $2,658, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2025 and September 30, 2025, the related liabilities of $270 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheets.

Note 13 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. As of December 31, 2025, 1,711,926 shares of the Company’s Class A Common Stock are available for the grant of awards under the 2023 Equity Incentive Plan.

Restricted Stock Units

During the three months ended December 31, 2024, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 999,999 common stock warrants and grant the holder an additional 250,000 warrants to purchase shares of its Class A Common Stock. The warrants are immediately exercisable and have an exercise price of $0.01 per share. Subsequently, the Company agreed to cancel 450,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the three months ended December 31, 2024 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the three months ended December 31, 2025 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at September 30, 2025	9,546,008	$4.21
Granted	234,996	0.86
Forfeited	(52,691)	1.19
Vested	(4,002,126)	4.14
Outstanding at December 31, 2025	5,726,187	4.59

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Unrecognized compensation expense related to RSUs was $9,627 as of December 31, 2025 and is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

A summary of activity in the Company’s RSAs for the three months ended December 31, 2025 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value per Share

Outstanding at September 30, 2025	4,872,500	$0.70
Vested	(355,000)	0.70
Outstanding at December 31, 2025	4,517,500	0.70

Unrecognized compensation expense related to RSAs was $2,414 as of December 31, 2025 and is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options

Stock option activity for the three months ended December 31, 2025 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2025	2,452,324	$4.85
Exercised	(323,529)	0.17
Expired	(14,178)	5.06
Outstanding at December 31, 2025	2,114,617	5.57	5.8
Exercisable at December 31, 2025	2,025,079	5.51	5.8

Unrecognized stock-based compensation expense related to stock options, totaling $286 as of December 31, 2025, is expected to be recognized over a weighted-average period of eleven months. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2025 was $32 and $32, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2025 and 2024 was $165 and $0, respectively. The total fair value of options that vested during the three months ended December 31, 2025 and 2024 was $116 and $179, respectively. No stock options were granted during the three months ended December 31, 2025 and 2024.

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended December 31,
	2025	2024

Cost of revenue – product	$36	$5
Cost of revenue – services	22	11
Research and development	90	81
Selling, general and administrative	4,991	9,705
Total stock-based compensation expense	$5,139	$9,802

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

Note 14 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of December 31, 2025 and September 30, 2025 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature within one to two years of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of December 31, 2025 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$280	$280
Liability-classified warrants	—	—	270	270

Total	$—	$—	$550	$550

The Company classifies the earnout liability and the liability-classified warrants as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the three months ended December 31, 2025 or 2024. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Three months ended December 31, 2025:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2025	$1,240	$6,859
Reclassification of warrant liabilities to equity	—	(6,912)
Change in fair value included in net loss	(960)	323

Balance, December 31, 2025	$280	$270

Three months ended December 31, 2024:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Change in fair value included in net loss	1,940	2,658

Balance, December 31, 2024	$3,620	$4,797

Liability-Classified Warrants

As of December 31, 2025, liability-classified warrants consist of the Private Warrants. The Company estimates the fair value of the Private Warrants based on quoted market prices for the Public Warrants, which have substantially the same economic characteristics. As of September 30, 2025, the Company estimated the fair value of liability-classified warrants (other than the Private Warrants)—including those amended during the three months ended December 31, 2025—using the Black-Scholes option pricing model.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

The following table summarizes the significant assumptions used in estimating the fair value of liability-classified warrants under the Black-Scholes option pricing model:

September 30, 2025
Stock price	$0.81
Expected volatility	79.0%
Risk-free rate	3.7%
Contractual term	4.3 – 4.9 years

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	December 31, 2025	September 30, 2025
Stock price	$0.27	$0.81
Expected volatility	90.0%	80.0%
Risk-free rate	3.8%	3.8%
Contractual term	6.0 years	6.2 years

Note 15 — Net Loss Per Share

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

In periods where the Company has a net loss, most potentially dilutive securities are not included in the computation as their impact is anti-dilutive; those potentially dilutive securities whose impact is dilutive are included in the computation. In periods where their effect is dilutive, liability-classified warrants are included in the computation of diluted loss per share as if the underlying shares had been issued as of the later of the beginning of the fiscal period or the date of issuance of those securities. Inclusion of those securities increases both the net loss for the period and the number of shares used in the per share computation and is dilutive to the Company’s net loss per share.

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited, in thousands, except share and per share amounts)

	Three months ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(9,803)	$(322)	$(18,754)	$(1,085)
Denominator:
Weighted-average shares outstanding	61,053,860	2,004,901	36,324,198	2,101,368
Basic net loss per share	$(0.16)	$(0.16)	$(0.52)	$(0.52)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(9,803)	$(322)	$(18,754)	$(1,085)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(322)	—	(1,085)	—
Allocation of net loss	$(10,125)	$(322)	$(19,839)	$(1,085)

Denominator:
Number of shares used in basic earnings per share calculation	61,053,860	2,004,901	36,324,198	2,101,368
Conversion of Class B to Class A Common Stock	2,004,901	—	2,101,368	—
Number of shares used in per share computation	63,058,761	2,004,901	38,425,566	2,101,368
Diluted net loss per share	$(0.16)	$(0.16)	$(0.52)	$(0.52)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, the Public Warrants, Private Warrants, PIPE Common Warrants, Placement Agent Warrants, RSAs, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. Shares potentially issuable under earnout arrangements were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is, in each case, based on a contingency which had not been met during the periods presented herein.

The potential shares of Class A Common Stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect were as follows:

	Three months ended December 31,
	2025	2024
Warrants	25,705,732	15,518,780
Shares potentially issuable under earnout arrangements	3,500,000	4,785,618
RSAs	4,517,500	—
RSUs	5,726,187	5,647,935
Stock options	2,114,617	2,689,792
Total	41,564,036	28,642,125

MOBIX LABS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited, in thousands, except share and per share amounts)

Note 16 — Concentrations

Significant Customers

For the three months ended December 31, 2025, three customers accounted for 41% of the Company’s net revenue. For the three months ended December 31, 2024, one customer accounted for 67% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of December 31, 2025, three customers had balances due that represented 47% of the Company’s total accounts receivable. As of September 30, 2025, two customers had balances due that represented 30% of the Company’s total accounts receivable.

Note 17 — Segment Information

The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. All significant operating decisions are based upon analysis of the Company as one operating segment to allocate resources, make operating decisions, and evaluate financial performance.

The CODM considers consolidated net income (loss) to be the measure of segment profit and loss for monitoring budget versus actual results, performing variance analysis, and forecasting future performance. The CODM considers the impact of significant segment expenses on net income, which are the same expenses presented on the condensed consolidated statements of operations and comprehensive loss when making operating decisions.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s condensed consolidated balance sheets.

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, is summarized as follows:

	Three months ended December 31,
	2025	2024

United States	$1,720	$3,018
Other	155	151
Total net revenue	$1,875	$3,169

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 18 — Subsequent Events

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

As a result of the Offering, the Company issued 2,200,000 shares of its Class A Common Stock to a lender as make-whole shares, pursuant to the terms of a promissory note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included the Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current beliefs that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors. You should carefully read the Cautionary Note Regarding Forward-Looking Statements as well as the risk factors set forth in our annual report on Form 10-K for the year ended September 30, 2025 and our other SEC filings to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

All amounts in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands, except numbers of shares and per share amounts.

Overview

We design, develop and sell components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the defense, aerospace, commercial, industrial and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. Our wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) 5G communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. Our interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These innovative technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies. Our Class A Common Stock and our public warrants are traded on the Nasdaq Capital Market under the symbols “MOBX” and “MOBXW,” respectively.

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

Issuance of Class A Common Stock

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

Pursuant to the ATM Agreement, sales of the Common Stock, if any, will be made under our Registration Statement on Form S-3 (File No. 333-284351) by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including privately negotiated and block transactions. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the Common Stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Manager a commission of three percent of the gross sales proceeds of any Common Stock sold through the Manager under the ATM Agreement, and we have also provided the Manager with customary indemnification rights. We intend to use the net proceeds from the sales of our Common Stock under the ATM Agreement for working capital purposes.

During the three months ended December 31, 2025, we sold 1,914,496 shares of our Class A Common Stock under the ATM agreement, for net proceeds (after commissions) of $1,254. The amount and timing of the proceeds we may receive from sales of our Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including that we are eligible to use the Registration Statement on Form S-3 to sell the shares to the Manager, the numbers of shares we may elect to sell, the timing of such sales and the future market price of our Class A Common stock. As of the date of this Form 10-Q, we are unable to sell shares pursuant to the ATM Agreement due to restrictions on the use of the Registration Statement on Form S-3.

Results of Operations

Comparison of the Three Months Ended December 31, 2025 and 2024

(dollars in thousands)	Three months ended December 31,		Change
	2025	2024	$	%

Net revenue:
Products	$1,335	$1,951	$(616)	(32)%
Services	540	1,218	(678)	(56)%
Total net revenue	1,875	3,169	(1,294)	(41)%

Cost of revenue:
Products	949	1,190	(241)	(20)%
Services	345	292	53	18%
Total cost of revenue	1,294	1,482	(188)	(13)%
Gross profit	581	1,687	(1,106)	(66)%

Operating expenses:
Research and development	442	611	(169)	(28)%
Selling, general and administrative	8,972	15,706	(6,734)	(43)%

Loss from operations	(8,833)	(14,630)	5,797	(40)%

Interest expense	1,380	211	1,169	554%
Change in fair value of earnout liability	(960)	1,940	(2,900)	(149)%
Change in fair value of warrants	323	2,658	(2,335)	(88)%
Other non-operating losses, net	573	402	171	43%

Loss before income taxes	(10,149)	(19,841)	9,692	(49)%
Income tax benefit	(24)	(2)	(22)	1,100%

Net loss and comprehensive loss	$(10,125)	$(19,839)	$9,714	(49)%

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the three months ended December 31, 2025 and 2024). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of product revenue.

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

Product revenue was $1,335 for the three months ended December 31, 2025 compared to $1,951 for the three months ended December 31, 2024, a decrease of $616 or 32%. The change is principally due to the timing of the shipment of wireless systems solutions products to meet customer requirement dates, partially offset by increased shipments of our interconnect products.

Services revenue was $540 for the three months ended December 31, 2025 compared to $1,218 for the three months ended December 31, 2024, a decrease of $678 or 56%. Our service revenues are subject to routine fluctuations based on the timing of our receipt of contracts from customers, and our performance thereunder. The change in service revenues principally reflects performance under a relatively large service contract in the fiscal 2025 first quarter.

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

Cost of product revenue was $949 for the three months ended December 31, 2025 compared to $1,190 for the three months ended December 31, 2024, a decrease of $241 or 20%. The change principally reflects the lower shipments of our wireless systems solutions products noted above.

Cost of service revenue was $345 for the three months ended December 31, 2025 compared to $292 for the three months ended December 31, 2024, an increase of $53 or 18%. The change principally reflects increased compensation and benefits costs as well as the adverse impact of certain fixed costs.

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

Research and development expenses were $442 for the three months ended December 31, 2025 compared to $611 for the three months ended December 31, 2024, a decrease of $169 or 28%. The decrease reflects lower costs for employee compensation and benefits and other costs as part of the Company’s ongoing cost management efforts.

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

Selling, general and administrative expenses were $8,972 for the three months ended December 31, 2025 compared to $15,706 for the three months ended December 31, 2024, a decrease of $6,734 or 43%. The change principally reflects a $4,713 decrease in stock-based compensation expense as well as lower costs under the RaGE Earnout, lower costs for outside legal and accounting services and lower insurance cost. The decrease in stock-based compensation expense reflects that during the three months ended December 31, 2024, we recognized additional expense of $6,917 from the acceleration of certain awards; there were no similar charges for the three months ended December 31, 2025.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $1,380 for the three months ended December 31, 2025 compared to $211 for the three months ended December 31, 2024, an increase of $1,169 or 554%. The increase reflects higher outstanding borrowings and higher interest rates on borrowings during the three months ended December 31, 2025.

Change in Fair Value of Earnout Liability

Certain Mobix stockholders and certain holders of Mobix stock options will be entitled to receive an additional aggregate 3,500,000 shares of our Class A Common Stock (“Earnout Shares”) based on the achievement of trading price targets over a period extending to December 2030. We account for the Earnout Shares as liability-classified instruments because the events that determine the number of Earnout Shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock, and we remeasure the earnout liability to its estimated fair value at the end of each reporting period.

As of December 31, 2025, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $280. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains (losses) of $960 and $(1,940) for the three months ended December 31, 2025 and 2024, respectively.

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

Change in Fair Value of Warrants

We evaluated all common stock warrants at the time of issuance and concluded that certain warrants did not meet the derivative scope exception. Specifically, these warrants contained provisions that affected their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants were not considered indexed to our common stock and were classified as liabilities. At their respective dates of issuance, we recognized a liability for each of the liability-classified warrants in the amount of its estimated fair value using the Black-Scholes option-pricing model. We subsequently adjust the carrying amount of the liability for each warrant to its estimated fair value as of the end of each reporting period (or through the warrants’ respective dates of exercise or modification, if earlier).

On October 24, 2025, we entered into amendments to certain liability-classified warrants to purchase an aggregate of 13,375,490 shares of our Class A Common Stock. The amendments revised certain terms of the warrants, including terms that could potentially require cash settlement, such that under the guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging, the warrants are equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which we use to estimate the fair value of warrants.

As a result of the amendments to the warrants, we remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and we reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, we issued the warrant holder an additional warrant to purchase 1,000,000 shares of our Class A Common Stock at a price of $1.08 per share. We recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the three months ended December 31, 2025.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the three months ended December 31, 2025 and 2024, we recognized net non-cash losses of $323 and $2,658, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2025 and September 30, 2025, the related liabilities of $270 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheet.

Other Non-Operating Losses, Net

For the three months ended December 31, 2025, other non-operating losses, net of $573 principally consist of the $514 fair value of the additional warrants issued in connection with amendments to certain warrants and losses on the settlement of a note payable and certain other liabilities in shares of our Class A Common Stock. For the three months ended December 31, 2024, other non-operating losses, net principally consist of a loss recognized on the settlement of a note payable in shares of our Class A Common Stock.

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

For the three months ended December 31, 2025 and 2024, our income tax benefit differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period. We did not recognize any tax benefit related to our pretax book losses of $10,149 and $19,841, respectively, for the three months ended December 31, 2025 and 2024 because we did not expect that the deferred tax asset arising from our net operating losses would be realized in the future.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,		Change
	2025	2024	$
Net cash used in operating activities	$(4,765)	$(930)	$(3,835)
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	1,760	1,069	691
Net increase (decrease) in cash	(3,005)	139	$(3,144)
Cash, beginning of period	3,273	266
Cash, end of period	$268	$405

Operating Activities

For the three months ended December 31, 2025, net cash used in operating activities was $4,765, which included the impact of our net loss of $10,125 and a net increase in working capital items of $634, offset by net non-cash charges of $5,994. The net non-cash charges principally consisted of stock-based compensation expense of $5,139 for restricted stock units and stock options and $455 of depreciation and amortization expense and charges of $837 for the issuance or change in fair value of warrants, partly offset by a $960 non-cash gain from the decrease in the fair value of the earnout liability. The net working capital increase principally consisted of decreases in accounts payable and accrued expenses, partly offset by decreases in accounts receivable and inventory.

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

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2025 of $1,760 principally consisted of $1,254 in proceeds from the sale of common stock, $1,717 in borrowings under notes payable and agreements for the purchase and sale of future receipts and proceeds of $55 from the exercise of stock options. These amounts were partially offset by principal payments on notes payable of $1,266 (including payments of $186 on notes payable—related parties).

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

Liquidity

As of December 31, 2025, our cash balance was $268 compared to $3,273 at September 30, 2025. We had a working capital deficit of $22,370 as of December 31, 2025 compared to a working capital deficit of $21,071 at September 30, 2025.

As of December 31, 2025, our debt consists of notes payable with an aggregate amount of $4,200 and 7% promissory notes—related parties with an aggregate principal amount of $2,065. Of these amounts, one note having a principal amount of $125 has reached its maturity date and is currently due. The remainder require weekly or monthly payments in varying amounts through July 2027.

Our total liabilities as of December 31, 2025 were $28,057 compared to $37,449 as of September 30, 2025. The decrease in our total liabilities is principally due to the amendment of certain liability-classified warrants and the resulting reclassification of $6,912 of liabilities to stockholders’ equity (deficit) on the condensed consolidated balance sheet during the three months ended December 31, 2025.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $303 payable over the next two years, (ii) unpaid commitment and other fees of $1,478 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to acquisitions which is currently due, and (iv) $2,000 currently payable under an earnout arrangement related to the acquisition of a business.

Going Concern

We incurred a loss from operations of $8,833 for the three months ended December 31, 2025, and we incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $160,713. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and we will need to raise additional debt or equity financing to fund our operations and satisfy our obligations. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations for at least the next twelve months.

While we will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. If we raise funds by issuing equity securities, dilution to existing stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings may impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. In addition, potential future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, could adversely impact the cost or availability of debt financing.

If we are unable to obtain additional financing, or if such transactions are successfully completed but do not provide adequate financing, we may be required to reduce our operating expenditures, which could adversely affect our business prospects, or we may be unable to continue operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial position, results of operations, and cash flows may be affected.

During the three months ended December 31, 2025, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on January 13, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of December 31, 2025. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 9—Commitments and Contingencies of the notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosures regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 15, 2025 through October 23, 2025, we issued an aggregate of 1,165,848 shares of Class A Common Stock to three of our creditors in exchange for satisfaction of the Company’s debt owed to such creditors in the aggregate amount of $916,000.

On November 7, 2025, we issued 350,000 shares of Class A Common Stock to an accredited investor in exchange for advisory services.

On December 15, 2025, we issued 25,000 shares of Class A Common Stock in connection with the settlement of litigation.

No underwriting discounts and commissions were paid with respect to the foregoing transactions. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering.

Item 5. Other Information.

(c)	During the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: February 12, 2026	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

