Form 10-Q
period 2026-03-31
MOBIX LABS, INC
filed 2026-05-20
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of May 15, 2026 was 13,237,406 and 200,491, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;
●	our intent to pursue acquisitions of companies and technologies and the impact of such acquisitions on our business and results of operations;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;
●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;
●	the demand for our products and the drivers of that demand;
●	our opportunities and strategies for growth;
●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our assumptions underlying our critical accounting estimates;
●	future capital requirements and sources and uses of cash; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to remain in compliance with Nasdaq listing requirements, including the $1.00 minimum bid price requirement and the minimum $35 million market value of listed securities;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;
●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●	the risk that we may not be able to consummate planned strategic acquisitions, or fully realize anticipated benefits from past or future acquisitions or investments;
●	the risk that litigation may be commenced against us;
●	the risk that our patent applications may not be approved or may take longer than expected, and we may incur substantial costs in enforcing and protecting our intellectual property;
●	our ability to attract new customers and grow our customer base; and
●	the risk that the price of our securities may be volatile due to a variety of factors, including changes caused by ongoing conflict in the Middle East and the implementation of tariffs in the United States as well as any impact that either may have on laws and regulations, changes in the competitive industries in which we operate, variations in performance across competitors, the global supply chain, and macro-economic and social environments affecting our business and changes in our capital structure.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	March 31,	September 30,
	2026	2025
ASSETS
Current assets
Cash	$2,563	$3,273
Accounts receivable, net	724	1,414
Inventory	1,291	1,435
Prepaid expenses and other current assets	908	593
Total current assets	5,486	6,715

Property and equipment, net	250	328
Intangible assets, net	12,718	13,519
Goodwill	16,066	16,066
Operating lease right-of-use assets	219	370
Other assets	115	115
Total assets	$34,854	$37,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,234	$8,981
Accrued expenses and other current liabilities	9,833	11,122
Deferred purchase consideration	2,323	2,323
Notes payable, current	4,721	3,934
Notes payable – related parties, current	707	1,152
Operating lease liabilities, current	208	274
Total current liabilities	24,026	27,786

Notes payable, noncurrent	31	—
Notes payable – related parties, noncurrent	979	1,099
Earnout liability	280	1,240
Deferred tax liability	293	321
Operating lease liabilities, noncurrent	13	96
Liability-classified warrants	375	6,859
Other noncurrent liabilities	12	48
Total liabilities	26,009	37,449

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Class A Common Stock, $0.00001 par value, 285,000,000 shares authorized; 10,355,525 and 5,883,842 shares issued and outstanding at March 31, 2026 and September 30, 2025, respectively	—	—
Class B Common Stock, $0.00001 par value, 5,000,000 shares authorized; 200,491 shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—
Additional paid-in capital	175,411	150,252
Accumulated deficit	(166,566)	(150,588)
Total stockholders’ equity (deficit)	8,845	(336)
Total liabilities and stockholders’ equity (deficit)	$34,854	$37,113

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025

Net revenue:
Products	$669	$1,457	$2,004	$3,408
Services	301	1,054	841	2,272
Total net revenue	970	2,511	2,845	5,680

Cost of revenue:
Products	456	1,067	1,405	2,257
Services	330	424	675	716
Total cost of revenue	786	1,491	2,080	2,973
Gross profit	184	1,020	765	2,707

Operating expenses:
Research and development	428	719	870	1,330
Selling, general and administrative	5,847	8,129	14,819	23,835
Loss from operations	(6,091)	(7,828)	(14,924)	(22,458)

Interest expense	1,389	274	2,769	485
Change in fair value of earnout liability	—	(2,220)	(960)	(280)
Change in fair value of warrants	105	(3,283)	428	(625)
Other non-operating (gains) losses, net	(1,735)	(303)	(1,162)	99
Loss before income taxes	(5,850)	(2,296)	(15,999)	(22,137)
Income tax provision (benefit)	3	(5)	(21)	(7)
Net loss and comprehensive loss	$(5,853)	$(2,291)	$(15,978)	$(22,130)

Net loss per share of Class A and Class B Common Stock:
Basic	$(0.59)	$(0.57)	$(1.98)	$(5.63)
Diluted	$(0.59)	$(0.57)	$(1.98)	$(5.63)
Weighted-average common shares outstanding:
Basic	9,838,724	4,023,381	8,058,263	3,932,012
Diluted	9,838,724	4,023,381	8,058,263	3,932,012

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2025	5,883,842	$—	200,491	$—	$150,252	$(150,588)	$(336)

Issuance of common stock	226,450	—	—	—	1,523	—	1,523
Issuance of common stock in settlement of liabilities	119,085	—	—	—	985	—	985
Issuance of common stock upon vesting of RSUs	403,595	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	32,353	—	—	—	55	—	55
Reclassification of warrants	—	—	—	—	6,912	—	6,912
Issuance of warrants	—	—	—	—	514	—	514
Stock-based compensation	—	—	—	—	5,139	—	5,139
Net loss	—	—	—	—	—	(10,125)	(10,125)

Balance at December 31, 2025	6,665,325	—	200,491	—	165,380	(160,713)	4,667

Issuance of common stock	30,000	—	—	—	—	—	—
Issuance of common stock in settlement of liabilities	426,878	—	—	—	2,218	—	2,218
Issuance of common stock in connection with public offering	3,000,000	—	—	—	5,360	—	5,360
Issuance of common stock upon vesting of RSUs	233,322	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,453	—	2,453
Net loss	—	—	—	—	—	(5,853)	(5,853)

Balance at March 31, 2026	10,355,525	$—	200,491	$—	$175,411	$(166,566)	$8,845

Balance at September 30, 2024	3,282,423	$—	212,991	$—	$109,987	$(104,457)	$5,530

Issuance of common stock	56,174	—	—	—	640	—	640
Conversion of Class B Common Stock to Class A Common Stock	12,500	—	(12,500)	—	—	—	—
Conversion of notes payable to Class A Common Stock	63,180	—	—	—	828	—	828
Issuance of common stock upon vesting of RSUs	51,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,802	—	9,802
Net loss	—	—	—	—	—	(19,839)	(19,839)

Balance at December 31, 2024	3,465,277	—	200,491	—	121,257	(124,296)	(3,039)

Issuance of common stock in settlement of liabilities	61,059	—	—	—	553	—	553
Issuance of common stock for RaGE earnout	56,310	—	—	—	1,752	—	1,752
Issuance of common stock upon vesting of RSUs	1,000	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	174,819	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	3,352	—	3,352
Net loss	—	—	—	—	—	(2,291)	(2,291)

Balance at March 31, 2025	3,758,465	$—	200,491	$—	$126,929	$(126,587)	$342

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share and per share amounts)

	Six months ended March 31,
	2026	2025
Operating activities
Net loss	$(15,978)	$(22,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	246
Amortization of intangible assets	801	878
Change in fair value of earnout liability	(960)	(280)
Change in fair value of warrants	428	(625)
Non-cash expense for warrants issued	514	—
Stock-based compensation	7,592	13,154
Deferred income taxes	(28)	(13)
Loss on disposal of assets	—	417
Other non-cash items	(370)	251
Changes in operating assets and liabilities:
Accounts receivable	519	1,134
Inventory	144	619
Prepaid expenses and other assets	(310)	(105)
Accounts payable	(2,173)	2,161
Accrued expenses and other current liabilities	726	2,777
Net cash used in operating activities	(9,017)	(1,516)

Investing activities
Acquisition of property and equipment	—	(16)
Net cash used in investing activities	—	(16)

Financing activities
Proceeds from issuance of common stock	1,254	600
Proceeds from exercise of stock options	55	—
Proceeds from issuance of common stock in public offering	5,360	—
Proceeds from exercise of warrants	—	15
Proceeds from issuance of notes payable	4,736	1,725
Principal payments on notes payable	(2,533)	(119)
Principal payments on notes payable - related parties	(565)	—
Deferred consideration paid for acquisition of business	—	(174)
Net cash provided by financing activities	8,307	2,047

Net increase (decrease) in cash	(710)	515
Cash, beginning of period	3,273	266
Cash, end of period	$2,563	$781

Supplemental cash flow information
Cash paid for interest	$1,357	$255
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in common stock	$4,439	$1,245
Issuance of Class A Common Stock for RaGE earnout	—	1,752

See accompanying notes to condensed consolidated financial statements.

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

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, as a result of its ongoing investment in product development and other operating expenses. The Company incurred a loss from operations of $14,924 for the six months ended March 31, 2026 and incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. Additionally, the Company had negative cash flows from operations of $9,017 for the six months ended March 31, 2026 and negative cash flows from operations of $10,113 and $18,388 for the years ended September 30, 2025 and 2024, respectively. As of March 31, 2026, the Company had cash on hand of $2,563 and an accumulated deficit of $166,566. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations for at least the next twelve months.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2025 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2025 consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of March 31, 2026 and its condensed consolidated results of operations and cash flows for the periods ended March 31, 2026 and 2025. The condensed consolidated results of operations for the three months and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026 or for any other future annual or interim period.

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

Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in its Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on January 13, 2026. There have been no significant changes to these policies during the six months ended March 31, 2026, aside from those outlined below.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company did not recognize any impairment losses for the six months ended March 31, 2026 and 2025.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment losses for the six months ended March 31, 2026 and 2025. There were no changes in the carrying amount of goodwill during the six months ended March 31, 2026 and 2025.

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

Note 3 — Inventory

Inventory consists of the following:

	March 31,	September 30,
	2026	2025

Raw materials	$947	$999
Finished goods	344	436
Total inventory	$1,291	$1,435

Note 4 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful	March 31,	September 30,
	Life (years)	2026	2025

Equipment and furniture	5 - 7	$400	$400
Laboratory equipment	5	690	681
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	41
Property and equipment, gross		1,131	1,122
Less: Accumulated depreciation		(881)	(794)
Property and equipment, net		$250	$328

Depreciation expense for the three months ended March 31, 2026 and 2025 was $29 and $123, respectively. Depreciation expense for the six months ended March 31, 2026 and 2025 was $78 and $246, respectively.

Note 5 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	March 31, 2026			September 30, 2025
	Useful Life		Accumulated			Accumulated
	(years)	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	7 – 10	$5,689	$(3,089)	$2,600	$5,689	$(2,798)	$2,891
Customer relationships	12 – 15	11,900	(1,833)	10,067	11,900	(1,374)	10,526
Trade names	2 – 2.5	300	(249)	51	300	(198)	102
		$17,889	$(5,171)	$12,718	$17,889	$(4,370)	$13,519

Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $395 and $407, respectively. Amortization expense related to intangible assets for the six months ended March 31, 2026 and 2025 was $801 and $878, respectively. The weighted-average remaining lives of intangible assets as of March 31, 2026 were developed technology 4.5 years; customer relationships 11.1 years; and trade names 0.6 years.

Estimated future amortization expense for intangible assets by fiscal year as of March 31, 2026 is as follows:

Years ending September 30,
2026 (remaining six months)	$789
2027	1,510
2028	1,498
2029	1,498
2030	1,454
Thereafter	5,969
Total	$12,718

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	September 30,
	2026	2025

Accrued compensation and benefits	$956	$1,212
Accrued professional fees	302	694
Accrued interest	694	393
Deferred revenue	1,473	1,047
Committed equity facility fees	1,478	1,478
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earnout	2,000	2,000
Other	1,840	3,208
Total accrued expenses and other current liabilities	$9,833	$11,122

Note 7 — Debt

Debt consists of the following:

	March 31,	September 30,
	2026	2025

Notes payable	$4,752	$3,934
7% promissory notes – related parties	1,686	2,251
Total debt	6,438	6,185
Less: Amounts classified as current	(5,428)	(5,086)
Noncurrent portion	$1,010	$1,099

2026 Financings

On March 13, 2026, the Company entered into three exchange agreements pursuant to which certain outstanding indebtedness and other amounts owed were exchanged for shares of the Company’s Class A Common Stock. Under these agreements, (i) indebtedness of $785 was exchanged for 107,571 shares of Class A Common Stock at an exchange price of $7.30 per share, (ii) outstanding obligations of $1,425 were partially settled through the issuance of shares having an aggregate value of $615, with the remaining balance to be resolved under a separate agreement, and (iii) outstanding amounts owed under a service agreement, including existing and expected invoices or obligations, were exchanged for 15,000 shares of Class A Common Stock. Upon closing, the applicable exchanged obligations were to be cancelled and extinguished in accordance with the terms of the respective agreements.

Between February 23, 2026 and March 31, 2026, the Company entered into three securities purchase agreements providing for the issuance of convertible notes. The first two agreements, entered into on February 23, 2026 and March 16, 2026, provided for bridge promissory notes with an aggregate principal amount of $554 aggregate original issue discount of $72, aggregate purchase price of $482, and one-time interest charges of 12%, resulting in net proceeds to the Company of $445. These bridge notes mature on December 30, 2026 and January 15, 2027, respectively, and require aggregate scheduled payments of $621. The third agreement, entered into on March 31, 2026, with Leviston Resources, LLC (“Leviston”), provided for a senior secured convertible note with a principal amount of $3,000. The holder funded $2,500, reflecting an original issue discount of $500, and $25 was withheld for legal fees, resulting in net proceeds to the Company of $2,475. This note bears interest at 10% per annum, matures on July 31, 2026, at which time the outstanding principal and accrued interest are due and payable in cash, unless earlier converted in accordance with its terms. Following an Event of Default (as defined in the Convertible Note), all amounts owing by the Company to the holder shall be increased to an amount equal to 125% of the then outstanding obligations. At any time prior to maturity, the holder may convert all or a portion of the outstanding principal and accrued interest into shares of Class A Common Stock in the manner set forth in the Convertible Note. Subject to adjustment as set forth in the Convertible Note, the conversion price is the lesser of (A) the closing price on March 31, 2026 and (B) 85% of the lowest 8-day VWAP of the Class A Common Stock immediately prior to and including the date of the conversion notice. With respect to the March 31, 2026 financing, the Company entered into a registration rights agreement and a security agreement.

On May 13, 2026, the Company entered into a First Amendment to the Securities Purchase Agreement and Senior Secured Convertible Note (the “First Amendment”) with Leviston Resources, LLC (“Leviston”), amending the Senior Secured Convertible Note originally issued on March 31, 2026 (the “Original Note”). Pursuant to the First Amendment, Leviston advanced an additional $833 to the Company, increasing the total funded amount under the Original Note to $3,333. The First Amendment increased the aggregate principal amount of the Original Note, inclusive of a 16.667% original issue discount, from $3,000 to $4,000. Interest on the incremental $1,000 of principal created by the First Amendment commenced accruing on May 13, 2026; interest on the original $3,000 principal continues to accrue in accordance with the terms of the Original Note as in effect immediately prior to May 13, 2026. The Company intends to use the proceeds for working capital and general corporate purposes.

On May 18, 2026, the Company satisfied in full the entire $4,000 of outstanding principal under the Original Note, together with all accrued interest thereon, through the conversion of such amounts into an aggregate of 2,500,000 shares of Common Stock. Upon such full satisfaction, the Original Note, the Securities Purchase Agreement, dated March 31, 2026, between the Company and Leviston (as amended by the First Amendment), and the Registration Rights Agreement, dated March 31, 2026, between the Company and Leviston, terminated in accordance with their terms.

On January 15, 2026, the Company amended an existing loan and security agreement, dated August 13, 2025, pursuant to which the Company was provided with a closed-end commercial loan in the original principal amount of $600. Under the amendment, the Company agreed to cure a prior payment default, make an additional interim payment of $33, and make a principal reduction payment of $233. The amendment also provided for an equity-based settlement of the remaining obligations under the loan, subject to the effectiveness of a registration statement covering shares of the Company’s common stock held by or for the benefit of Maximcash Solutions LLC and the Company’s timely payment of the required cash amounts. During the six months ended March 31, 2026, the Company settled the remaining outstanding indebtedness under the arrangement. In connection with the settlement, indebtedness of $232, consisting of principal of $140 and accrued interest of $92, was settled through the issuance or delivery of 169,375 shares of the Company’s Class A Common Stock. Based on the fair value of the shares issued or delivered at the time of settlement of $376, or $2.22 per share, the Company recognized a loss on extinguishment of debt of $144, which was recorded in other non-operating (gains) losses, net in the condensed consolidated statements of operations and comprehensive loss.

Notes Payable

During the six months ended March 31, 2026, the Company also amended two existing agreements for the purchase and sale of future receipts, pursuant to which the Company agreed to sell to the buyers additional future trade receipts totaling $1,966 (together with amounts already outstanding under these agreements, the “Future Receipts Purchased Amount”) for net proceeds to the Company of $806. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through July 2026. In December 2024, the Company entered into an agreement for the purchase and sale of future receipts with an unrelated buyer pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $710 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $480. Under the agreement, the Company granted the buyer a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount.

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

During the six months ended March 31, 2025, the Company and the holders of two notes agreed to settle the outstanding principal and accrued interest, totaling $545, for 63,180 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $283, which is included in “Other non-operating (gains) losses, net” in the condensed consolidated statements of operations and comprehensive loss.

During the six months ended March 31, 2026 and 2025, the Company made principal payments on notes payable of $2,533 and $119, respectively. As of March 31, 2026, notes payable having an aggregate remaining principal balance of $4,752 were outstanding and are included in “Notes payable” and “Notes payable, noncurrent” in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which bear interest at 7% per annum and are unsecured. One 7% promissory note, having a principal balance of $518 as of March 31, 2026, is payable in monthly payments of varying amounts through September 2026. The other 7% promissory note, having a principal balance of $1,168 as of March 31, 2026, no longer bears interest; the outstanding principal and previously accrued interest balance is payable in monthly payments of varying amounts through March 2027, with the remaining principal of $979 payable on May 15, 2027. The outstanding principal balance of the 7% promissory notes is included in “Notes payable — related parties, current” and “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of March 31, 2026. During the six months ended March 31, 2026 and 2025, the Company made principal payments of $565 and $0, respectively, on the 7% promissory notes.

Note 8 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from eight months to 1.3 years and expire at various dates through July 2027. The leases do not contain residual value guarantees or restrictive covenants. The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Six months ended March 31,
	2026	2025
Operating lease cost	$171	$316
Short-term lease cost	15	24
Total lease cost	$186	$340

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended March 31, 2026 and 2025 was $171 and $378, respectively. As of March 31, 2026, the weighted-average remaining lease term was 1.2 years, and the weighted-average discount rate was 15.6%. There are no other leases that had not yet commenced as of March 31, 2026 that will create significant additional rights and obligations for the Company. The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2026:

Years ending September 30,
2026 (remaining six months)	$136
2027	99
Total minimum lease payments	235
Less: imputed interest	(14)
Present value of future minimum lease payments	221
Less: current obligations under leases	(208)
Long-term lease obligations	$13

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

Litigation

On March 13, 2026, Ydens Holdings, LLC and related individual plaintiffs filed a lawsuit in Orange County Superior Court against the Company and its subsidiary EMI Solutions, asserting breach of contract and related claims arising from the September 2022 Agreement and Plan of Merger under which the Company acquired EMI Solutions. The plaintiffs seek damages. The Merger Agreement contains a mandatory arbitration provision, and the Company intends to move to compel arbitration and to defend the matter vigorously. The Company is unable to predict final outcome of this matter, but it does not currently believe that it will have a material adverse effect on its results of operation or financial position.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of March 31, 2026 or September 30, 2025.

Note 10 — Income Taxes

The Company recorded an income tax provision of $3 and an income tax benefit of $5 for the three months ended March 31, 2026 and 2025, respectively, and an income tax benefit of $21 and $7 for the six months ended March 31, 2026 and 2025, respectively. The Company calculated the income tax provision (benefit) using the discrete year-to-date method. The Company’s income tax provision (benefit) differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the periods. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

Note 11 — Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock. As of March 31, 2026, the board of directors had not designated any series of preferred stock, and no shares of preferred stock were issued or outstanding.

During the six months ended March 31, 2026, the Company entered into three exchange agreements pursuant to which certain outstanding indebtedness and other amounts owed were exchanged for shares of the Company’s Class A Common Stock. Under these agreements, (i) indebtedness of $785 was exchanged for 107,571 shares of Class A Common Stock at an exchange price of $7.30 per share, (ii) outstanding obligations of $1,425 were partially settled through the issuance of shares having an aggregate value of $615, with the remaining balance to be resolved under a separate agreement, and (iii) outstanding amounts owed under a service agreement, including existing and expected invoices or obligations, were exchanged for 15,000 shares of Class A Common Stock. Upon closing, the applicable exchanged obligations were to be cancelled and extinguished in accordance with the terms of the respective agreements.

During the six months ended March 31, 2025, the Company sold 52,173 shares of its Class A Common Stock to an unaffiliated investor for net proceeds of $600. The Company also issued 61,059 shares of its Class A Common Stock to certain vendors in settlement of $700 of accounts payable. In connection therewith, the Company recognized a gain of $147. Also during the six months ended March 31, 2025, holders of 12,500 shares of the Company’s Class B Common Stock elected to convert such shares into the same number of shares of the Company’s Class A Common Stock.

All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Issuance of Class A Common Stock

On January 6, 2026, the Company entered into certain securities purchase agreements with unrelated investors relating to a public offering of 3,000,000 shares of its Class A Common Stock at a price to the public of $2.00 per share (the “Offering”). In connection with the Offering, the Company entered into a placement agency agreement, pursuant to which the Company agreed to pay the placement agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offering. Subject to certain conditions, the Company also agreed to reimburse the placement agent up to 1.0% of the gross proceeds raised in the Offering for non-accountable expenses and up to $100 for fees and expenses of legal counsel and other out-of-pocket expenses. The Company also agreed to indemnify the placement agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the placement agent may be required to make in respect of those liabilities. The net proceeds to the Company from the Offering were approximately $5,360, after deducting placement agent fees and commissions and other estimated offering expenses payable by the Company. As a result of the Offering, the Company issued 220,000 shares of its Class A Common Stock to a lender as make-whole shares, pursuant to the terms of a promissory note.

At the Market Offering Agreement

On October 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (“Manager”) under which the Company may offer and sell, from time to time at its sole discretion, up to $15,800 in shares of its Class A Common Stock through the Manager acting in its capacity as its sales agent.

Pursuant to the ATM Agreement, sales of the Common Stock, if any, will be made under the Company’s Registration Statement on Form S-3 (File No. 333-284351) by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including privately negotiated and block transactions. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The Nasdaq Capital Market to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Manager a commission of three percent of the gross sales proceeds of any Common Stock sold through the Manager under the ATM Agreement and also has provided the Manager with customary indemnification rights. The Company also reimbursed the Manager for certain expenses in connection with entering into the ATM Agreement.

During the six months ended March 31, 2026, the Company sold 191,449 shares of its Class A Common Stock under the ATM Agreement, for net proceeds (after commissions) of $1,254. The amount and timing of future proceeds the Company may receive from the sale of its Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including that the Company is eligible to use the Registration Statement on Form S-3 to sell shares to the Manager, the number of shares the Company may elect to sell, the timing of such sales and the future market price of the Company’s Class A Common stock. As of the date of this Form 10-Q, the Company is unable to sell shares pursuant to the ATM Agreement due to restrictions on the use of the Registration Statement on Form S-3.

As of March 31, 2026, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Less:
Class A Common Stock outstanding	10,355,525
Reserve for conversion of Class B Common Stock	200,491
Reserve for exercise of common stock warrants	2,608,568
Reserve for Earnout shares	350,000
Stock options and RSUs	987,398
Awards available for grant under 2023 Equity Incentive Plan	94,209
Awards available for grant under 2023 Employee Stock Purchase Plan	68,705
Shares of Class A Common Stock available for issuance	270,335,104

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Note 12 — Warrants

Outstanding warrants consist of the following:

Range of Exercise Prices Per Share:	March 31, 2026	September 30, 2025
Public Warrants and Private Warrants - $57.90	900,000	900,000
Other Warrants:
$0.10	38,000	38,000
$8.20 to $9.60	632,857	632,857
$10.80 to $11.80	1,002,075	902,075
$17.38 to $20.00	35,636	35,636
Total	2,608,568	2,508,568

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

On October 24, 2025, the Company entered into amendments to certain liability-classified warrants to purchase an aggregate of 1,337,549 shares of its Class A Common Stock. The amendments revised certain terms of the warrants, including terms that could potentially require cash settlement, such that under the guidance in ASC 480 and ASC 815, the warrants are equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which the Company uses to estimate the fair value of warrants.

As a result of the amendments to the warrants, the Company remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, the Company issued the warrant holder an additional warrant to purchase 100,000 shares of Class A Common Stock at a price of $10.80 per share. The Company recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2026.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the six months ended March 31, 2026 and 2025, the Company recognized net non-cash losses of $428 and net non-cash gains of $625, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026 and September 30, 2025, the related liabilities of $375 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheets.

Note 13 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. As of March 31, 2026, 94,209 shares of the Company’s Class A Common Stock are available for the grant of awards under the 2023 Equity Incentive Plan.

Restricted Stock Units

During the six months ended March 31, 2025, the Company and a former employee entered into certain agreements wherein the Company agreed to accelerate the vesting of 99,999 common stock warrants and grant the holder an additional 25,000 warrants to purchase shares of its Class A Common Stock. The warrants are immediately exercisable and have an exercise price of $0.10 per share. Subsequently, the Company agreed to cancel 45,000 of these common stock warrants and replace them with the same number of fully vested RSUs. As a result of the acceleration of vesting and the grant of the warrants, during the six months ended March 31, 2025 the Company recognized additional stock-based compensation expense of $6,917.

A summary of activity in the Company’s RSUs for the six months ended March 31, 2026 is as follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Outstanding at September 30, 2025	954,562	$42.10
Granted	112,326	3.14
Forfeited	(20,741)	12.69
Vested	(486,415)	36.16
Outstanding at March 31, 2026	559,732	45.08

Unrecognized compensation expense related to RSUs was $7,796 as of March 31, 2026 and is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

A summary of activity in the Company’s RSAs for the six months ended March 31, 2026 is as follows:

	Number of shares	Weighted- Average Grant Date Fair Value per Share

Outstanding at September 30, 2025	487,250	$7.00
Vested	(71,000)	7.00
Outstanding at March 31, 2026	416,250	7.00

Unrecognized compensation expense related to RSAs was $1,912 as of March 31, 2026 and is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

Stock option activity for the six months ended March 31, 2026 is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)
Outstanding at September 30, 2025	245,215	$48.50
Exercised	(32,353)	1.70
Forfeited	(1,124)	68.40
Expired	(1,417)	50.60
Outstanding at March 31, 2026	210,321	55.59	5.4
Exercisable at March 31, 2026	205,448	55.29	5.4

Unrecognized stock-based compensation expense related to stock options, totaling $237 as of March 31, 2026, is expected to be recognized over a weighted-average period of 0.6 months. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of March 31, 2026 was $53 and $53, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2026 and 2025 was $165 and $0, respectively. The total fair value of options that vested during the six months ended March 31, 2026 and 2025 was $224 and $342, respectively. No stock options were granted during the six months ended March 31, 2026 and 2025.

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025

Cost of revenue – product	$48	$42	$84	$58
Cost of revenue – services	35	—	57	—
Research and development	19	65	109	146
Selling, general and administrative	2,351	3,245	7,345	12,950
Total stock-based compensation expense	$2,453	$3,352	$7,592	$13,154

Note 14 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt approximates its fair value as of March 31, 2026 and September 30, 2025 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature within one to two years of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of March 31, 2026 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$280	$280
Liability-classified warrants	—	—	375	375

Total	$—	$—	$655	$655

The Company classifies the earnout liability and the liability-classified warrants as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the six months ended March 31, 2026 or 2025. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Six months ended March 31, 2026:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2025	$1,240	$6,859
Reclassification of warrant liabilities to equity	—	(6,912)
Change in fair value included in net loss	(960)	428

Balance, March 31, 2026	$280	$375

Six months ended March 31, 2025:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Change in fair value included in net loss	(280)	(625)

Balance, March 31, 2025	$1,400	$1,514

Liability-Classified Warrants

As of March 31, 2026, liability-classified warrants consist of the Private Warrants. The Company estimates the fair value of the Private Warrants based on quoted market prices for the Public Warrants, which have substantially the same economic characteristics. As of September 30, 2025, the Company estimated the fair value of liability-classified warrants (other than the Private Warrants)—including those amended during the six months ended March 31, 2026—using the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in estimating the fair value of liability-classified warrants under the Black-Scholes option pricing model:

September 30, 2025
Stock price	$8.06
Expected volatility	79.0%
Risk-free rate	3.7%
Contractual term	4.3 – 4.9 years

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	March 31, 2026	September 30, 2025
Stock price	$3.34	$8.06
Expected volatility	90.0%	80.0%
Risk-free rate	3.8%	3.8%
Contractual term	5.7 years	6.2 years

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

	Three months ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(5,734)	$(119)	$(2,177)	$(114)
Denominator:
Weighted-average shares outstanding	9,638,233	200,491	3,822,890	200,491
Basic net loss per share	$(0.59)	$(0.59)	$(0.57)	$(0.57)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(5,734)	$(119)	$(2,177)	$(114)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(119)	—	(114)	—
Allocation of net loss	$(5,853)	$(119)	$(2,291)	$(114)

Denominator:
Number of shares used in basic earnings per share calculation	9,638,233	200,491	3,822,890	200,491
Conversion of Class B to Class A Common Stock	200,491	—	200,491	—
Number of shares used in per share computation	9,838,724	200,491	4,023,381	200,491
Diluted net loss per share	$(0.59)	$(0.59)	$(0.57)	$(0.57)

	Six months ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(15,580)	$(398)	$(20,974)	$(1,156)
Denominator:
Weighted-average shares outstanding	7,857,772	200,491	3,726,645	205,367
Basic net loss per share	$(1.98)	$(1.98)	$(5.63)	$(5.63)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(15,580)	$(398)	$(20,974)	$(1,156)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(398)	—	(1,156)	—
Allocation of net loss	$(15,978)	$(398)	$(22,130)	$(1,156)

Denominator:
Number of shares used in basic earnings per share calculation	7,857,772	200,491	3,726,645	205,367
Conversion of Class B to Class A Common Stock	200,491	—	205,367	—
Number of shares used in per share computation	8,058,263	200,491	3,932,012	205,367
Diluted net loss per share	$(1.98)	$(1.98)	$(5.63)	$(5.63)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, Warrants, RSAs, RSUs and stock options result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. Shares potentially issuable under earnout arrangements were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is, in each case, based on a contingency which had not been met during the periods presented herein.

The potential shares of Class A Common Stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect were as follows:

	Six months ended March 31,
	2026	2025
Warrants	2,608,568	1,551,878
Shares potentially issuable under earnout arrangements	350,000	414,281
RSAs	416,250	—
RSUs	559,732	622,824
Stock options	210,321	262,480
Total	4,144,871	2,851,463

Note 16 — Concentrations

Significant Customers

For the three months ended March 31, 2026, three customers accounted for 42% of the Company’s net revenue. For the three months ended March 31, 2025, one customer accounted for 60% of the Company’s net revenue. For the six months ended March 31, 2026, three customers accounted for 41% of the Company’s net revenue. For the six months ended March 31, 2025, one customer accounted for 64% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of March 31, 2026, two customers had balances due that represented 34% of the Company’s total accounts receivable. As of September 30, 2025, two customers had balances due that represented 30% of the Company’s total accounts receivable.

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

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, is summarized as follows:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025

United States	$927	$2,265	$2,647	$5,313
Other	43	246	198	367
Total net revenue	$970	$2,511	$2,845	$5,680

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 18 — Subsequent Events

On April 2, 2026, the Company’s board of directors approved a reverse stock split of its Class A common stock and Class B common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 4:00 p.m. Eastern Time on April 6, 2026, and the Company’s Class A common stock began trading on a post-split adjusted basis on April 7, 2026. The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments, other than outstanding warrants, were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. The number of warrants outstanding was not reduced as a result of the Reverse Stock Split. Rather, of the applicable warrant agreements, the number of shares of common stock issuable upon exercise of each outstanding warrant was proportionately reduced such that each warrant is exercisable for 1/10th of one share of common stock following the Reverse Stock Split, and the applicable exercise prices were proportionately increased, as applicable. Accordingly, the number of warrants outstanding has not been retrospectively adjusted or recast in the condensed consolidated financial statements. No fractional shares were issued in connection with the Reverse Stock Split, and cash was paid in lieu of fractional shares.

On May 13, 2026, the Company entered into a First Amendment to the Securities Purchase Agreement and Senior Secured Convertible Note (the “First Amendment”) with Leviston Resources, LLC (“Leviston”), amending the Senior Secured Convertible Note originally issued on March 31, 2026 (the “Original Note”). Pursuant to the First Amendment, Leviston advanced an additional $833 to the Company, increasing the total funded amount under the Original Note to $3,333. The First Amendment increased the aggregate principal amount of the Original Note, inclusive of a 16.667% original issue discount, from $3,000 to $4,000. Interest on the incremental $1,000 of principal created by the First Amendment commenced accruing on May 13, 2026; interest on the original $3,000 principal continues to accrue in accordance with the terms of the Original Note as in effect immediately prior to May 13, 2026. The Company intends to use the proceeds for working capital and general corporate purposes.

On May 13, 2026, the Company entered into an Investor Rights Agreement (the “IRA”) with Leviston, in connection with the Senior Secured Convertible Note originally entered into on March 31, 2026 and amended pursuant to the First Amendment described above. Pursuant to the IRA, the Company granted Leviston the right, but not the obligation, to purchase one or more additional senior secured convertible notes (each, an “Additional Note”) from the Company during the seven-month period commencing May 13, 2026 and ending December 13, 2026, in an aggregate principal amount not to exceed $4,000, with a corresponding maximum aggregate cash subscription amount of approximately $3,333, reflecting the same 16.667% original issue discount as the Original Note. Each Additional Note will be issued in minimum tranches of $300 of principal, will bear interest at 10% per annum (18% upon an event of default), will mature four months from its respective issuance date, and will be convertible into shares of the Company’s Class A Common Stock at a price equal to the lesser of (i) the closing price of the Common Stock on the applicable issuance date and (ii) 85% of the lowest 8-day volume-weighted average price immediately prior to and including the date of the applicable conversion notice. Any Additional Notes issued under the IRA will constitute senior secured indebtedness of the Company ranking pari passu with, and secured by the same collateral as, the Original Note. The Company intends to use any proceeds from exercises of the Investment Right for working capital and general corporate purposes.

On May 18, 2026, the Company satisfied in full the entire $4,000 of outstanding principal under the Original Note, together with all accrued interest thereon, through the conversion of such amounts into an aggregate of 2,500,000 shares of Common Stock. Upon such full satisfaction, the Original Note, the Securities Purchase Agreement, dated March 31, 2026, between the Company and Leviston (as amended by the First Amendment), and the Registration Rights Agreement, dated March 31, 2026, between the Company and Leviston, terminated in accordance with their terms.

On May 19, 2026, the Company entered into a Securities Purchase Agreement (the “Kips Purchase Agreement”) with Kips Bay Select, LP (“Kips”), pursuant to which the Company agreed to sell to Kips (i) 2,000 shares of Series A 10% Convertible Preferred Stock (the “Preferred Shares”) for aggregate gross proceeds of $2,400, and (ii) a Preferred Stock Purchase Warrant (the “Warrant”) to purchase up to an additional 6,000 shares of Series A 10% Convertible Preferred Stock at an exercise price of $1,000 per share. Kips funded $2,000, reflecting an original issue discount of $400, and $25 was withheld for legal fees, resulting in net proceeds to the Company of $1,975. Dividends are payable in cash, or at the Company’s option, Preferred Shares. The Preferred Shares and any shares issued upon exercise of the Warrant are convertible into shares of our Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of Series A 10% Convertible Preferred Stock (the “COD”). In connection with the transaction, on May 19, 2026, we also entered into a Registration Rights Agreement with Kips (the “Registration Rights Agreement”) pursuant to which we agreed to register the resale of shares of Class A Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current beliefs that involve risks, uncertainties, and assumptions, such as statements regarding our plans, objectives, expectations, intentions, and projections. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors. You should carefully read the Cautionary Note Regarding Forward-Looking Statements as well as the risk factors set forth in our annual report on Form 10-K for the year ended September 30, 2025 and our other SEC filings to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Recent Developments

April 2026 Reverse Stock Split

On April 2, 2026, our board of directors approved a reverse stock split of our Class A common stock and Class B common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 4:00 p.m. Eastern Time on April 6, 2026, and our Class A common stock began trading on a post-split adjusted basis on April 7, 2026. The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. All references to shares, options to purchase common stock, share amounts, per share amounts, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. The shares of common stock underlying outstanding stock options and other equity instruments, other than outstanding warrants, were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. The number of warrants outstanding was not reduced as a result of the Reverse Stock Split. Rather, in accordance with the terms of the applicable warrant agreements, the number of shares of common stock issuable upon exercise of each outstanding warrant was proportionately reduced such that each warrant is exercisable for 1/10th of one share of common stock following the Reverse Stock Split, and the applicable exercise prices were proportionately increased, as applicable. Accordingly, the number of warrants outstanding has not been retrospectively adjusted or recast in the condensed consolidated financial statements. No fractional shares were issued in connection with the Reverse Stock Split, and cash was paid in lieu of fractional shares.

Second Quarter Financings

On March 13, 2026, we issued an aggregate of 206,876 shares of Class A Common Stock to three of our creditors in exchange for satisfaction of the Company’s debt owed to such creditors in the aggregate amount of $3,000.

Between February 23, 2026 and March 16, 2026, we issued convertible bridge promissory notes with an aggregate principal amount of $554. These bridge notes mature on December 30, 2026 and January 15, 2027 and require aggregate scheduled payments of $621.

March 2026 Convertible Promissory Note

On March 31, 2026, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Leviston Resources, LLC (“Leviston”), pursuant to which we agreed to issue a convertible promissory note (the “Promissory Note”). The $3,000 principal amount of the Promissory Note will be payable with interest on July 31, 2026. We intend to use the net proceeds from the sale of the Promissory Note for working capital and general corporate purposes. The Promissory Note bears an interest rate of 10% per annum.

The Promissory Note is convertible into shares of our Class A Common Stock at the election of Leviston at a conversion price that is the lesser of (i) the closing price on March 31, 2026, which was $3.34, and (ii) 85% of the lowest 8-day VWAP immediately prior to and including the date of the notice of conversion (the “Conversion Price”). If at any time the market price is lower than the Conversion Price, the principal of the Promissory Note is subject to adjustment in accordance with the terms of the Promissory Note.

First Amendment to Senior Secured Convertible Note

On May 13, 2026, we entered into a First Amendment to the Securities Purchase Agreement and Promissory Note (the “First Amendment”) with Leviston, amending the Promissory Note originally issued on March 31, 2026 (the “Original Note”). Pursuant to the First Amendment, Leviston advanced an additional $833 to us, increasing the total funded amount under the Original Note to $3,333. The First Amendment increased the aggregate principal amount of the Original Note, inclusive of a 16.667% original issue discount, from $3,000 to $4,000. Interest on the incremental $1,000 of principal created by the First Amendment commenced accruing on May 13, 2026; interest on the original $3,000 principal continues to accrue in accordance with the terms of the Original Note as in effect immediately prior to May 13, 2026.

On May 18, 2026, we satisfied in full the entire $4,000 of outstanding principal under the Original Note, together with all accrued interest thereon, through the conversion of such amounts into 2,500,000 shares of Class A Common Stock. Upon such full satisfaction, the Original Note, the Securities Purchase Agreement (as amended by the First Amendment), and the Registration Rights Agreement, dated March 31, 2026, between the Company and Leviston, terminated in accordance with their terms.

Leviston Investor Rights Agreement

On May 13, 2026, we entered into an Investor Rights Agreement (the “IRA”) with Leviston, in connection with the Promissory note originally entered into on March 31, 2026 and amended pursuant to the First Amendment described above. Pursuant to the IRA, we granted Leviston the right, but not the obligation, to purchase one or more additional senior secured convertible notes (each, an “Additional Note”) from us during the seven-month period commencing May 13, 2026 and ending December 13, 2026, in an aggregate principal amount not to exceed $4,000, with a corresponding maximum aggregate cash subscription amount of approximately $3,333, reflecting the same 16.667% original issue discount as the Original Note. Each Additional Note will be issued in minimum tranches of $300 of principal, will bear interest at 10% per annum (18% upon an event of default), will mature four months from its respective issuance date, and will be convertible into shares of our Class A Common Stock at a price equal to the lesser of (i) the closing price of the Common Stock on the applicable issuance date and (ii) 85% of the lowest 8-day volume-weighted average price immediately prior to and including the date of the applicable conversion notice. Any Additional Notes issued under the IRA will constitute senior secured indebtedness of us ranking pari passu with, and secured by the same collateral as, the Original Note. We intend to use any proceeds from exercises of the Investment Right for working capital and general corporate purposes.

Kips Financing

On May 19, 2026, we entered into a Securities Purchase Agreement (the “Kips Purchase Agreement”) with Kips Bay Select, LP (“Kips”), pursuant to which we agreed to sell to Kips (i) 2,000 shares of Series A 10% Convertible Preferred Stock (the “Preferred Shares”) for aggregate gross proceeds of $2,400, and (ii) a Preferred Stock Purchase Warrant (the “Warrant”) to purchase up to an additional 6,000 shares of Series A 10% Convertible Preferred Stock at an exercise price of $1,000 per share. Dividends are payable in cash, or at our option, Preferred Shares. The Preferred Shares and any shares issued upon exercise of the Warrant are convertible into shares of our Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of Series A 10% Convertible Preferred Stock (the “COD”). In connection with the transaction, on May 19, 2026, we also entered into a Registration Rights Agreement with Kips (the “Registration Rights Agreement”) pursuant to which we agreed to register the resale of shares of Class A Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Warrant.

Loan and Security Agreement Settlement

On January 15, 2026, we amended an existing loan and security agreement, dated August 13, 2025, pursuant to which we were provided with a closed-end commercial loan in the original principal amount of $600. Under the amendment, we agreed to cure a prior payment default, make an additional interim payment of $33, and make a principal reduction payment of $233. The amendment also provided for an equity-based settlement of the remaining obligations under the loan, subject to the effectiveness of a registration statement covering shares of the Company’s common stock held by or for the benefit of Maximcash Solutions LLC and our timely payment of the required cash amounts.

During the six months ended March 31, 2026, we settled the remaining outstanding indebtedness under the arrangement. In connection with the settlement, indebtedness of $232, consisting of principal of $140 and accrued interest of $92, was settled through the issuance or delivery of 169,375 shares of the Company’s Class A Common Stock. Based on the fair value of the shares issued or delivered at the time of settlement of $376, or $2.22 per share, we recognized a loss on extinguishment of debt of $144, which was recorded in other non-operating (gains) losses, net in the condensed consolidated statements of operations and comprehensive loss.

Issuance of Class A Common Stock

On January 6, 2026, we entered into certain securities purchase agreements with unrelated investors relating to a public offering of 3,000,000 shares of our Class A Common Stock at a price to the public of $2.00 per share (the “Offering”). In connection with the Offering, we entered into a placement agency agreement, pursuant to which we agreed to pay the placement agent a cash placement fee equal to 8.0% of the aggregate gross proceeds raised in the Offering. Subject to certain conditions, we also agreed to reimburse the placement agent up to 1.0% of the gross proceeds raised in the Offering for non-accountable expenses and up to $100 for fees and expenses of legal counsel and other out-of-pocket expenses. We also agreed to indemnify the placement agent against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or to contribute to payments that the placement agent may be required to make in respect of those liabilities. The net proceeds to us from the Offering were approximately $5,360, after deducting placement agent fees and commissions and other estimated offering expenses payable by us.

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

During the six months ended March 31, 2026, we sold 191,449 shares of our Class A Common Stock under the ATM Agreement, for net proceeds (after commissions) of $1,254. The amount and timing of the proceeds we may receive from sales of our Class A Common Stock pursuant to the ATM Agreement, if any, will depend on a number of factors, including that we are eligible to use the Registration Statement on Form S-3 to sell the shares to the Manager, the numbers of shares we may elect to sell, the timing of such sales and the future market price of our Class A Common stock. As of the date of this Form 10-Q, we are unable to sell shares pursuant to the ATM Agreement due to restrictions on the use of the Registration Statement on Form S-3.

Letter of Intent

We have submitted a non-binding letter of intent to acquire a drone technology and manufacturing company. The letter of intent has not been counter-signed, and discussions are ongoing. There can be no assurance the letter of intent will be counter-signed or that any acquisition will be consummated.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

(dollars in thousands)	Three months ended March 31,		Change
	2026	2025	$	%

Net revenue:
Products	$669	$1,457	$(788)	(54)%
Services	301	1,054	(753)	(71)%
Total net revenue	970	2,511	(1,541)	(61)%

Cost of revenue:
Products	456	1,067	(611)	(57)%
Services	330	424	(94)	(22)%
Total cost of revenue	786	1,491	(705)	(47)%
Gross profit	184	1,020	(836)	(82)%

Operating expenses:
Research and development	428	719	(291)	(40)%
Selling, general and administrative	5,847	8,129	(2,282)	(28)%

Loss from operations	(6,091)	(7,828)	1,737	(22)%

Interest expense	1,389	274	1,115	407%
Change in fair value of earnout liability	—	(2,220)	2,220	(100)%
Change in fair value of warrants	105	(3,283)	3,388	(103)%
Other non-operating losses, net	(1,735)	(303)	(1,432)	473%

Loss before income taxes	(5,850)	(2,296)	(3,554)	(155)%
Income tax provision (benefit)	3	(5)	8	(160)%

Net loss and comprehensive loss	$(5,853)	$(2,291)	$(3,562)	(155)%

Comparison of the Six Months Ended March 31, 2026 and 2025

(dollars in thousands)	Six months ended March 31,		Change
	2026	2025	$	%

Net revenue:
Products	$2,004	$3,408	$(1,404)	(41)%
Services	841	2,272	(1,431)	(63)%
Total net revenue	2,845	5,680	(2,835)	(50)%

Cost of revenue:
Products	1,405	2,257	(852)	(38)%
Services	675	716	(41)	(6)%
Total cost of revenue	2,080	2,973	(893)	(30)%
Gross profit	765	2,707	(1,942)	(72)%

Operating expenses:
Research and development	870	1,330	(460)	(35)%
Selling, general and administrative	14,819	23,835	(9,016)	(38)%

Loss from operations	(14,924)	(22,458)	7,534	(34)%

Interest expense	2,769	485	2,284	471%
Change in fair value of earnout liability	(960)	(280)	(680)	(243)%
Change in fair value of warrants	428	(625)	1,053	(168)%
Other non-operating gains (losses), net	(1,162)	99	(1,261)	(1,274)%

Loss before income taxes	(15,999)	(22,137)	6,138	(28)%
Income tax benefit	(21)	(7)	(14)	200%

Net loss and comprehensive loss	$(15,978)	$(22,130)	$6,152	(28)%

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the six months ended March 31, 2026 and 2025). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of product revenue.

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

Product revenue was $669 for the three months ended March 31, 2026 compared to $1,457 for the three months ended March 31, 2025, a decrease of $788 or 54%. The change is principally driven by a temporary delay in shipments of our radar and imaging sensor products within our wireless systems solutions segment, which we expect to resume in the second half of calendar year 2026, as well as lower shipments of our interconnect products.

For the six months ended March 31, 2026, product revenue was $2,004 compared to $3,408 for the six months ended March 31, 2025, a decrease of $1,404 or 41%. The change reflects a temporary delay in shipments of our radar and imaging sensor products, which we expect to resume in the second half of calendar year 2026, partially offset by an increase in shipments of our interconnect products.

Services revenue was $301 for the three months ended March 31, 2026 compared to $1,054 for the three months ended March 31, 2025, a decrease of $753 or 71%. Our services revenues are subject to routine fluctuations based on the timing of our receipt of contracts from customers, and our performance thereunder. The change in service revenues is the result of the timing of customer contracts.

For the six months ended March 31, 2026, services revenue was $841 compared to $2,272 for the six months ended March 31, 2025, a decrease of $1,431 or 63%. Our services revenues are subject to routine fluctuations based on the timing of our receipt of contracts from customers, and our performance thereunder. The change in service revenues is the result of the timing of customer contracts.

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

Cost of product revenue was $456 for the three months ended March 31, 2026 compared to $1,067 for the three months ended March 31, 2025, a decrease of $611 or 57%. The change principally reflects the lower shipments of our wireless systems solutions products noted above.

Cost of service revenue was $330 for the three months ended March 31, 2026 compared to $424 for the three months ended March 31, 2025, a decrease of $94 or 22%.

Cost of product revenue was $1,405 for the six months ended March 31, 2026 compared to $2,257 for the six months ended March 31, 2025, a decrease of $852 or 38%. The change principally reflects the lower shipments of our wireless systems solutions products noted above.

Cost of service revenue was $675 for the six months ended March 31, 2026 compared to $716 for the six months ended March 31, 2025, a decrease of $41 or 6%.

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

Research and development expenses were $428 for the three months ended March 31, 2026 compared to $719 for the three months ended March 31, 2025, a decrease of $291 or 40%. The decrease reflects lower costs for employee compensation and benefits and other costs as part of the Company’s ongoing cost management efforts.

Research and development expenses were $870 for the six months ended March 31, 2026 compared to $1,330 for the six months ended March 31, 2025, a decrease of $460 or 35%. The decrease reflects lower costs for employee compensation and benefits and other costs as part of the Company’s ongoing cost management efforts.

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

Selling, general and administrative expenses were $5,847 for the three months ended March 31, 2026 compared to $8,129 for the three months ended March 31, 2025, a decrease of $2,282 or 28%. The change principally reflects a decrease in stock-based compensation expense as well as lower costs under the RaGE Earnout, lower costs for outside legal and accounting services and lower insurance cost.

Selling, general and administrative expenses were $14,819 for the six months ended March 31, 2026 compared to $23,835 for the six months ended March 31, 2025, a decrease of $9,016 or 38%. The change principally reflects a decrease in stock-based compensation expense as well as lower costs under the RaGE Earnout, lower costs for outside legal and accounting services and lower insurance cost.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $1,389 for the three months ended March 31, 2026 compared to $274 for the three months ended March 31, 2025, an increase of $1,115 or 407%. The increase reflects higher outstanding borrowings and higher interest rates on borrowings during the three months ended March 31, 2026.

Interest expense was $2,769 for the six months ended March 31, 2026 compared to $485 for the six months ended March 31, 2025, an increase of $2,284 or 471%. The increase reflects higher outstanding borrowings and higher interest rates on borrowings during the six months ended March 31, 2026.

Change in Fair Value of Earnout Liability

Certain Mobix stockholders and certain holders of Mobix stock options will be entitled to receive an additional aggregate 350,000 shares of our Class A Common Stock (“Earnout Shares”) based on the achievement of trading price targets over a period extending to December 2030. We account for the Earnout Shares as liability-classified instruments because the events that determine the number of Earnout Shares to which the earnout recipients will be entitled include events that are not solely indexed to our common stock, and we remeasure the earnout liability to its estimated fair value at the end of each reporting period.

As of March 31, 2026, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $280. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains of $0 and $2,220 for the three months ended March 31, 2026 and 2025, respectively, and non-cash gains of $960 and $280 for the six months ended March 31, 2026 and 2025, respectively.

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

On October 24, 2025, we entered into amendments to certain liability-classified warrants to purchase an aggregate of 1,337,549 shares of our Class A Common Stock. The amendments revised certain terms of the warrants, including terms that could potentially require cash settlement, such that under the guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging, the warrants are equity-classified financial instruments. The amendments did not affect any terms of the warrants that are inputs into the estimation of the fair value of warrants under the Black-Scholes option pricing model, which we use to estimate the fair value of warrants.

As a result of the amendments to the warrants, we remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and we reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, we issued the warrant holder an additional warrant to purchase 100,000 shares of our Class A Common Stock at a price of $10.80 per share. We recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the six months ended March 31, 2026.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the three months ended March 31, 2026 and 2025, we recognized net non-cash losses of $105 and net non-cash gains of $3,283, respectively. For the six months ended March 31, 2026 and 2025, we recognized net non-cash losses of $428 and net non-cash gains of $625, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026 and September 30, 2025, the related liabilities of $375 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheet.

Other Non-Operating (Gains) Losses, Net

For the three months ended March 31, 2026, other non-operating gains, net of $1,735 principally consist of gains on the settlements of certain notes payable and certain other liabilities in shares of our Class A Common Stock. For the six months ended March 31, 2026, other non-operating gains, net of $1,162 principally consist of the $514 fair value of the additional warrants issued in connection with amendments to certain warrants and gains on the settlements of certain notes payable and certain other liabilities in shares of our Class A Common Stock.

For the three months ended March 31, 2025, other non-operating gains, net of $303 principally consist of a gain from the decrease in the fair value of a derivative liability and gains on the conversion of certain accounts payable into shares of our Class A Common Stock. For the six months ended March 31, 2025, other non-operating losses, net of $99 principally consist of a loss recognized upon the conversion of the outstanding principal balance of a note payable and accrued interest thereon into shares of our Class A Common Stock.

Income Tax Provision / Benefit

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

For the three months and six months ended March 31, 2026, and for the three months ended March 31, 2025, our provision (benefit) for income taxes differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period because we did not expect that the deferred tax asset arising from our pretax book losses would be realized in the future.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the six months ended March 31, 2026 and 2025:

	Six months ended March 31,		Change
	2026	2025	$
Net cash used in operating activities	$(9,017)	$(1,516)	$(7,501)
Net cash used in investing activities	—	(16)	16
Net cash provided by financing activities	8,307	2,047	6,260
Net increase (decrease) in cash	(710)	515	$(1,225)
Cash, beginning of period	3,273	266
Cash, end of period	$2,563	$781

Operating Activities

For the six months ended March 31, 2026, net cash used in operating activities was $9,017, which included the impact of our net loss of $15,978 and a net increase in working capital items of $1,094, offset by net non-cash charges of $8,055. The net non-cash charges principally consisted of stock-based compensation expense of $7,592 for restricted stock units and stock options, $879 of depreciation and amortization expense and charges of $428 for the issuance or change in fair value of warrants, partly offset by a $960 non-cash gain from the decrease in the fair value of the earnout liability. The net working capital increase principally consisted of decreases in accounts payable and accrued expenses, partly offset by decreases in accounts receivable and inventory.

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

Investing Activities

Net cash used in investing activities for the six months ended March 31, 2026 was $0.

Net cash used in investing activities of $16 for the six months ended March 31, 2025 consisted of payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2026 of $8,307 principally consisted of $5,360 in proceeds from our public offering, $1,254 in proceeds from the sale of common stock, $4,736 in borrowings under notes payable and agreements for the purchase and sale of future receipts and proceeds of $55 from the exercise of stock options. These amounts were partially offset by principal payments on notes payable of $3,098 (including payments of $565 on notes payable—related parties).

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

Liquidity

As of March 31, 2026, our cash balance was $2,563 compared to $3,273 at September 30, 2025. We had a working capital deficit of $18,540 as of March 31, 2026 compared to a working capital deficit of $21,071 at September 30, 2025.

As of March 31, 2026, our debt consists of notes payable with an aggregate amount of $4,752 and 7% promissory notes—related parties with an aggregate principal amount of $1,686. Of these amounts, one note having a principal amount of $125 has reached its maturity date and is currently due. The remainder require weekly or monthly payments in varying amounts through July 2027.

Our total liabilities as of March 31, 2026 were $26,009 compared to $37,449 as of September 30, 2025. The decrease in our total liabilities is principally due to the amendment of certain liability-classified warrants and the resulting reclassification of $6,912 of liabilities to stockholders’ equity (deficit) on the condensed consolidated balance sheet during the six months ended March 31, 2026, a decrease in accounts payable of $2,747, and a decrease in accrued expenses and other current liabilities of $1,289.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $235 payable over the next 1.2 years, (ii) unpaid commitment and other fees of $1,478 payable in connection with the committed equity facility, (iii) deferred purchase consideration of $2,323 related to acquisitions which is currently due, and (iv) $2,000 currently payable under an earnout arrangement related to the acquisition of a business.

Going Concern

We incurred a loss from operations of $14,924 for the six months ended March 31, 2026 and we incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. Additionally, we had negative cash flows from operations of $9,017 for the six months ended March 31, 2026 and negative cash flows from operations of $10,113 and $18,388 for the years ended September 30, 2025 and 2024, respectively. As of March 31, 2026, we had cash on hand of $2,563 and an accumulated deficit of $166,566. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and we will need to raise additional debt or equity financing to fund our operations and satisfy our obligations. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations for at least the next twelve months.

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

During the six months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on January 13, 2026.

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

We expect to no longer be an “emerging growth company” effective September 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of March 31, 2026. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 13, 2026, Ydens Holdings, LLC and related individual plaintiffs filed a lawsuit in Orange County Superior Court against us and our subsidiary EMI Solutions, asserting breach of contract and related claims arising from the September 2022 Agreement and Plan of Merger under which we acquired EMI Solutions. The plaintiffs seek damages. The Merger Agreement contains a mandatory arbitration provision, and we intend to move to compel arbitration and to defend the matter vigorously. We are unable to predict final outcome of this matter, but we do not currently believe that it will have a material adverse effect on our results of operation or financial position.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K.

In the event that we are unable to maintain compliance with Nasdaq’s continued listing standards, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

On October 24, 2025, we submitted a request to Nasdaq for an additional 180-day period (the “Second Compliance Period”) to provide additional time for us to demonstrate compliance with the Minimum Bid Price Requirement. On October 29, 2025 we received written notice from Nasdaq (the “Extension Letter”) granting us an extension through April 27, 2026 (the “Extension Deadline”), to regain compliance with the Minimum Bid Price Requirement. On March 23, 2026, our stockholders approved a proposal to effect the Reverse Stock Split. The Reverse Stock Split went effective after market close on April 6, 2026. The effects of the Reverse Stock Split allowed us to regain compliance with the Minimum Bid Price Requirement as of April 21, 2026; however, the Reverse Stock Split is subject to certain risks, which are outlined below. We may in the future fail to meet the Minimum Bid Price Requirement and in such event, if we fail to timely regain compliance with the Minimum Bid Price Requirement, Nasdaq will provide written notification to us that our common stock is subject to delisting. Nasdaq rules provide that any listed company that fails to meet the Minimum Bid Price Requirement and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and Staff is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the Minimum Bid Price Requirement prior to April 6, 2027, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination.

We are also required to maintain a minimum market capitalization (generally $35 million) and a minimum number of holders of our listed securities (generally 400 public holders). On January 15, 2026, we received a delinquency notification letter (the “MVLS Notice”) from the Staff that we are not compliant with Nasdaq Listing Rule 5550(b)(2) as a result of our failure to maintain a minimum Market Value of Listed Securities (“MVLS Requirement”) of $35 million. We have subsequently regained compliance with the MVLS Requirement. However, we may in the future fail to meet the MVLS Requirement and in such event, if we fail to timely regain compliance with the MVLS Requirement, Nasdaq will provide written notification to us that our common stock is subject to delisting.

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

The Reverse Stock Split Has Led to a Decrease in the Overall Market Capitalization of the Company.

The Reverse Stock Split may be viewed negatively by the market. Following the Reverse Stock Split, our per share market price has declined, which has resulted in a decrease in our overall market capitalization. If there are further decreases in the per share market price of our Common Stock, then our value, as measured by our market capitalization, will be reduced.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2026, we issued an aggregate of 206,876 shares of Class A Common Stock to three of our creditors in exchange for satisfaction of the Company’s debt owed to such creditors in the aggregate amount of $3,000.

Between February 23, 2026 and March 16, 2026, we entered into two securities purchase agreements providing for the issuance of convertible notes. The agreements were entered into on February 23, 2026 and March 16, 2026, respectively, and provided for bridge promissory notes with an aggregate principal amount of $554, aggregate original issue discount of $72, aggregate purchase price of $482, and one-time interest charges of 12%. These bridge notes mature on December 30, 2026 and January 15, 2027, respectively, and require aggregate scheduled payments of $621. The promissory notes are convertible into shares of our Class A Common Stock at the election of the holder at a conversion price equal to 75% multiplied by the lowest trading price of the Class A Common Stock during the 10 trading days prior to the conversion date.

No underwriting discounts and commissions were paid with respect to the foregoing transactions. We believe the sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder because the issuance of securities to the recipients did not involve a public offering.

On March 31, 2026, we entered into the Securities Purchase Agreement with Leviston, pursuant to which we issued the Promissory Note. The $3,000 principal amount of the Promissory Note will be payable with interest on July 31, 2026. We intend to use the net proceeds from the sale of the Promissory Note for working capital and general corporate purposes. The Promissory Note bears an interest rate of 10% per annum. The Promissory Note is convertible into shares of our Class A Common Stock at the election of Leviston at a Conversion Price that is the lesser of (i) the closing price on March 31, 2026, which was $3.34 and (ii) 85% of the lowest 8-day VWAP immediately prior to and including the date of the notice of conversion. On May 13, 2026, we entered into the Amendment to increase the principal amount under the Promissory Note from $3,000 to $4,000 in exchange for an additional cash advance of $833. The issuance of the Promissory Note was effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On May 13, 2026, we entered into the Investor Rights Agreement that grants Leviston the right, but not the obligation, to acquire, over a seven-month period, additional secured convertible notes of up to $4,000 in aggregate principal amount on terms substantially similar to the Promissory Note and secured on a pari passu basis.

Between May 12, 2026 and May 18, 2026, Leviston converted the entire $4,000 of outstanding principal under the Promissory Note, as amended, together with all accrued interest thereon, into an aggregate of 2,500,000 shares of Class A Common Stock, satisfying the Promissory Note in full. The issuance of the shares of Class A Common Stock was exempt from registration under Section 3(a)(9) of the Securities Act. Any shares issuable pursuant to the Investor Rights Agreement upon conversion of additional secured convertible notes will be effected in reliance upon Section 3(a)(9) of the Securities Act.

On May 19, 2026, we entered into the Kips Purchase Agreement, pursuant to which we agreed to sell to Kips (i) 2,000 Preferred Shares for aggregate gross proceeds of $2,400 and (ii) a Warrant to purchase up to an additional 6,000 Preferred Shares at an exercise price of $1,000 per share. The Preferred Shares are convertible into shares of Class A Common Stock at a conversion price equal to 82% of the lowest 8-day VWAP of the Class A Common Stock, immediately prior to and including the conversion date, subject to adjustments provided in the COD, including for stock dividends, stock splits, subsequent equity sales and similar events. The Warrant is exercisable beginning May 19, 2026 and expires no later than twelve months thereafter.

The issuance of the Preferred Shares and the Warrant was effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

Item 5. Other Information

On May 19, 2026, we entered into the Kips Purchase Agreement, pursuant to which we agreed to sell to Kips (i) 2,000 Preferred Shares for aggregate gross proceeds of $2,400, and (ii) a Warrant to purchase up to an additional 6,000 Preferred Shares at an exercise price of $1,000 per share. The COD provides that 10,000,000 shares have been designated as Preferred Shares with a stated value equal to $1,200, subject to increase as set forth in the COD.

The Preferred Shares accrue dividends at a rate of ten percent per annum, payable in cash or, at our option, in Preferred Shares. The COD includes affirmative and negative covenants. The Preferred Shares are convertible into shares of Class A Common Stock at a conversion price equal to 82% of the lowest 8-day VWAP of the Class A Common Stock, immediately prior to and including the conversion date, subject to adjustments provided in the COD, including for stock dividends, stock splits, subsequent equity sales and similar events. At any time commencing 30 days after the issuance date, and subject to the satisfaction of certain Equity Conditions, as defined in the COD, we may redeem some or all of the outstanding Preferred Shares for an amount equal to the Optional Redemption Amount, as defined in the COD and we are required to redeem the Preferred Stock upon a Triggering Event, as defined in the COD.

Pursuant to the Registration Rights Agreement, we have agreed to register the resale of the shares of Class A Common Stock issuable upon conversion of the Preferred Shares, including the Preferred Shares issuable upon exercise of the Warrant.

The Warrant is exercisable beginning May 19, 2026 and expires no later than twelve months thereafter.

Pursuant to the terms of the Kips Purchase Agreement, we may not issue shares of Class A Common Stock pursuant upon conversion of the Preferred Shares to the extent such issuance would require prior stockholder approval under Nasdaq rules.

The securities described above are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

The COD was filed with the Secretary of State of the State of Delaware on May 19, 2026, which became effective upon filing. The COD was adopted by our Board of Directors without a vote of our stockholders pursuant to the authority granted to the Board of Directors under our certificate of incorporation, which authorizes us to issue up to 10,000,000 shares of preferred stock, and Section 151 of the Delaware General Corporation Law.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Warrant, the COD, the Kips Purchase Agreement, and the Registration Rights Agreement, copies of which are filed as Exhibits 4.3, 4.4, 10.4, and 10.5, respectively, to this Quarterly Report on Form 10-Q.

We have determined not to pursue a potential acquisition of Peraso Inc.

10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.1	Senior Secured Convertible Promissory Note in favor of Leviston Resources, LLC dated as of March 31, 2026 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-295357), filed with the SEC on April 27, 2026).

4.2*	First Amendment to Securities Purchase Agreement and Senior Secured Convertible Promissory Note in favor of Leviston Resources, LLC dated as of May 13, 2026.

4.3*	Preferred Stock Purchase Warrant, dated May 19, 2026, in favor of Kips Bay Select, LP.

4.4*	Certificate of Designation of Series A 10% Convertible Preferred Stock.

10.1	Securities Purchase Agreement, by and between Mobix Labs, Inc and Leviston Resources, LLC, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.57 to the Registrant’s Registration Statement on Form S-1 (File No. 333-295357), filed with the SEC on April 27, 2026).

10.2	Registration Rights Agreement by and between Mobix Labs, Inc and Leviston Resources, LLC, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.58 to the Registrant’s Registration Statement on Form S-1 (File No. 333-295357), filed with the SEC on April 27, 2026).

10.3*	Investor Rights Agreement by and between Mobix Labs, Inc. and Leviston Resources, LLC, dated as of May 13, 2026.

10.4*	Securities Purchase Agreement, dated May 19, 2026, by and between Mobix Labs, Inc. and Kips Bay Select, LP.

10.5*	Registration Rights Agreement, dated May 19, 2026 by and between Mobix Labs and Kips Bay Select, LP.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: May 20, 2026	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

