Form 10-Q
period 2026-06-30
MOBIX LABS, INC
filed 2026-08-18
CIK 1855467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s Class A Common Stock and Class B Common Stock outstanding as of August 13, 2026 was 16,774,387 and 200,491, respectively.

MOBIX LABS, INC.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for Mobix Labs, Inc. (the “Company”, “we”, “us” or “our”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In this Quarterly Report on Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding:

●	our financial and business performance;
●	our intent to pursue acquisitions of companies and technologies and the impact of such acquisitions on our business and results of operations;
●	our ability to consummate the pending acquisitions of Vision Aerial, Inc. and Special Project Delivery, Inc. in the expected time frames or at all, and to finance those acquisitions;
●	our beliefs regarding whether the assets and focus areas we have prioritized in furtherance of the National Security Matters (“NSM”) Initiative advance U.S. national security, reduce foreign dependency in critical supply chains, respond to announced federal supply-chain, stockpile and defense initiatives, and position us to help strengthen America’s defense industrial base and supply-chain resilience;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, forecasts, projected costs, prospects and plans;
●	our expectation regarding our ability to continue as a going concern and ability to obtain sufficient liquidity to meet our operating needs and satisfy our obligations;
●	the implementation, market acceptance and success of our products and technology in the wireless and connectivity markets and in potential new categories for expansion;
●	the demand for our products and the drivers of that demand;
●	our opportunities and strategies for growth;
●	our ability to scale in a cost-effective manner and maintain and expand our manufacturing and supply chain relationships;
●	our expectation that we will incur substantial expenses and continuing losses for the foreseeable future;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our assumptions underlying our critical accounting estimates;
●	future capital requirements and sources and uses of cash; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to remain in compliance with Nasdaq listing requirements, including the $1.00 minimum bid price requirement and the minimum $35 million market value of listed securities;
●	the dilutive effect of conversions of the Series A 10% Convertible Preferred Stock and the Additional Notes, the conversion price of which floats with the trading price of our Class A Common Stock;
●	the inability to meet future capital requirements and the risk that we will be unable to raise additional capital in the future on attractive terms or at all, as well as the dilutive impact that may have on our stockholders;
●	the risk that we are unable to successfully commercialize our products and solutions, or experience significant delays in doing so;
●	the risk that we may not be able to generate sufficient income from operations to sustain ourselves;
●	the risks concerning our ability to continue as a going concern;
●	the risk that we experience difficulties in managing our growth and expanding operations;
●

the risk that we may not be able to consummate planned strategic acquisitions, including Vision Aerial, Inc. and Special Project Delivery, Inc. on the expected time frames or at all, or fully realize anticipated benefits from past or future acquisitions or investments;

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by geopolitical tensions, including the further escalation of war between Russia and Ukraine or the conflict pertaining to the Middle East, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. However, we encourage you to review our risk factors as set forth herein and in our Annual Report on Form 10-K for our fiscal year ended September 30, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the Securities and Exchange Commission on January 13, 2026 and May 20, 2026, respectively.

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Mobix Labs, Inc.

Unaudited Condensed Consolidated Financial Statements

June 30, 2026 and 2025

Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 (unaudited)	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended June 30, 2026 and 2025 (unaudited)	3
Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) for the three months and nine months ended June 30, 2026 and 2025 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

MOBIX LABS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share amounts)

	June 30, 2026	September 30, 2025
ASSETS
Current assets
Cash	$2,142	$3,273
Accounts receivable, net	760	1,414
Inventory	1,462	1,435
Prepaid expenses and other current assets	1,666	593
Total current assets	6,030	6,715

Property and equipment, net	208	328
Intangible assets, net	12,324	13,519
Goodwill	16,066	16,066
Operating lease right-of-use assets	159	370
Other assets	147	115
Total assets	$34,934	$37,113

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,032	$8,981
Accrued expenses and other current liabilities	9,114	11,122
Deferred purchase consideration	2,093	2,323
Notes payable, current	995	3,934
Notes payable – related parties, current	1,397	1,152
Notes payable – measured at fair value, current	3,360	—
Operating lease liabilities, current	156	274
Total current liabilities	22,147	27,786

Notes payable – related parties, noncurrent	—	1,099
Earnout liability	280	1,240
Deferred tax liability	299	321
Operating lease liabilities, noncurrent	3	96
Liability-classified warrants	3,047	6,859
Other noncurrent liabilities	935	48
Total liabilities	26,711	37,449

Commitments and contingencies (Note 9)

Preferred Stock, $0.00001 par value, of which 20,000 shares have been designated as Series A 10% Convertible Preferred Stock; 2,000 and no shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	1,975	—

Stockholders’ equity (deficit)
Class A Common Stock, $0.00001 par value, 285,000,000 shares authorized; 15,001,187 and 5,883,842 shares issued and outstanding at June 30, 2026 and September 30, 2025, respectively	—	—
Class B Common Stock, $0.00001 par value, 5,000,000 shares authorized; 200,491 shares issued and outstanding at June 30, 2026 and September 30, 2025	—	—
Additional paid-in capital	189,609	150,252
Accumulated deficit	(183,361)	(150,588)
Total stockholders’ equity (deficit)	6,248	(336)
Total liabilities, preferred stock and stockholders’ equity (deficit)	$34,934	$37,113

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025

Net revenue:
Products	$529	$1,503	$2,533	$4,911
Services	260	847	1,101	3,119
Total net revenue	789	2,350	3,634	8,030
Cost of revenue:
Products	528	655	1,933	2,912
Services	159	346	834	1,062
Total cost of revenue	687	1,001	2,767	3,974
Gross profit	102	1,349	867	4,056

Operating expenses:
Research and development	411	486	1,281	1,816
Selling, general and administrative	7,045	8,208	21,864	32,043
Impairment of long-lived assets	—	725	—	725
Loss from operations	(7,354)	(8,070)	(22,278)	(30,528)

Interest expense	868	547	3,637	1,032
Change in fair value of earnout liability	—	(210)	(960)	(490)
Change in fair value of warrants	(108)	(612)	320	(1,237)
Change in fair value of notes payable	27	—	27	—
Loss on issuance of preferred shares and liability-classified warrants	3,707	—	3,707	—
Financing costs expensed	600	443	600	443
Loss on extinguishment of notes payable	3,791	17	4,218	300
Other non-operating (gains) losses, net	553	19	(1,036)	(165)
Loss before income taxes	(16,792)	(8,274)	(32,791)	(30,411)
Income tax provision (benefit)	3	(2)	(18)	(9)
Net loss and comprehensive loss	$(16,795)	$(8,272)	$(32,773)	$(30,402)

Net loss per share of Class A and Class B Common Stock:
Basic	$(1.33)	$(1.70)	$(3.39)	$(7.16)
Diluted	$(1.33)	$(1.70)	$(3.39)	$(7.16)
Weighted-average common shares outstanding:
Basic	12,640,059	4,878,530	9,683,935	4,247,441
Diluted	12,640,059	4,878,530	9,683,935	4,247,441

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share and per share amounts)

							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in Capital	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2025	-	$-	5,883,842	$-	200,491	$-	$150,252	$(150,588)	$(336)

Issuance of common stock	-	-	226,450	-	-	-	1,523	-	1,523
Issuance of common stock in settlement of liabilities	-	-	119,085	-	-	-	985	-	985
Issuance of common stock on vesting of RSUs	-	-	403,595	-	-	-	-	-	-
Issuance of common stock on exercise of stock options	-	-	32,353	-	-	-	55	-	55
Reclassification of warrants	-	-	-	-	-	-	6,912	-	6,912
Issuance of warrants in consideration for modification	-	-	-	-	-	-	514	-	514
Stock-based compensation	-	-	-	-	-	-	5,139	-	5,139
Net loss	-	-	-	-	-	-	-	(10,125)	(10,125)

Balance at December 31, 2025	-	-	6,665,325	-	200,491	-	165,380	(160,713)	4,667

Issuance of common stock	-	-	30,000	-	-	-	-	-	-
Issuance of common stock in connection with debt	-	-	426,878	-	-	-	-	-	-
Issuance of common stock in settlement of liabilities	-	-	-	-	-	-	2,219	-	2,219
Issuance of common stock in connection with public offering	-	-	3,000,000	-	-	-	5,360	-	5,360
Issuance of common stock on vesting of RSUs	-	-	233,322	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	2,452	-	2,452
Net loss	-	-	-	-	-	-	-	(5,853)	(5,853)

Balance at March 31, 2026	-	-	10,355,525	-	200,491	-	175,411	(166,566)	8,845

Issuance of common stock on vesting of RSUs	-	-	200,918	-	-	-	-	-	-
Issuance of common stock for amendment of RaGE earnout	-	-	464,952	-	-	-	1,121	-	1,121
Issuance of Common Stock for services	-	-	3,000	-	-	-	7	-	7
Issuance of common stock in settlement of liabilities	-	-	3,976,792	-	-	-	10,120	-	10,120
Issuance of preferred stock	2,000	1,975	-	-	-	-	-	-	-
Issuance of extension shares in consideration for modification	-	-	-	-	-	-	600	-	600
Stock-based compensation	-	-	-	-	-	-	2,350	-	2,350
Net loss	-	-	-	-	-	-	-	(16,795)	(16,795)

Balance at June 30, 2026	2,000	$1,975	15,001,187	$-	200,491	$-	$189,609	$(183,361)	$6,248

							Additional		Total
	Preferred Stock		Class A Common Stock		Class B Common Stock		Paid-in Capital	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2024	-	$-	3,282,423	$-	212,990	$-	$109,987	$(104,457)	$5,530

Issuance of common stock	-	-	56,174	-	-	-	640	-	640
Conversion of Class B Common Stock to Class A Common Stock	-	-	12,500	-	(12,500)	-	-	-	-
Conversion of notes payable to Class A Common Stock	-	-	63,180	-	-	-	828	-	828
Issuance of common stock upon vesting of RSUs	-	-	51,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	9,802	-	9,802
Net loss	-	-	-	-	-	-	-	(19,839)	(19,839)

Balance at December 31, 2024	-	-	3,465,277	-	200,490	-	121,257	(124,296)	(3,039)

Issuance of common stock in settlement of liabilities	-	-	61,059	-	-	-	553	-	553
Issuance of common stock for amendment of RaGE earnout	-	-	56,310	-	-	-	1,752	-	1,752
Issuance of common stock on vesting of RSUs	-	-	1,000	-	-	-	-	-	-
Issuance of common stock upon exercise of warrants	-	-	174,819	-	-	-	15	-	15
Stock-based compensation	-	-	-	-	-	-	3,352	-	3,352
Net loss	-	-	-	-	-	-	-	(2,291)	(2,291)

Balance at March 31, 2025	-	-	3,758,465	-	200,490	-	126,929	(126,587)	342

Issuance of Class A common stock and warrants in private placement	-	-	385,000	-	-	-	342	-	342
Issuance of Class A common stock in settlement of liabilities	-	-	16,688	-	-	-	133	-	133
Issuance of Class A common stock for RaGE earnout	-	-	7,971	-	-	-	56	-	56
Issuance of restricted stock awards	-	-	510,000	-	274,510	-	-	-	-
Issuance of common stock upon vesting of RSUs	-	-	41,253	-	-	-	-	-	-
Issuance of common stock upon exercise of warrants	-	-	155,386	-	-	-	722	-	722
Stock-based compensation	-	-	-	-	-	-	7,102	-	7,102
Net loss	-	-	-	-	-	-	-	(8,272)	(8,272)

Balance at June 30, 2025	-	$-	4,874,763	$-	475,000	$-	$135,284	$(134,859)	$425

See accompanying notes to condensed consolidated financial statements.

MOBIX LABS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands, except share and per share amounts)

	Nine months ended June 30,
	2026	2025
Operating activities
Net loss	$(32,773)	$(30,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129	306
Amortization of intangible assets	1,195	1,285
Impairment of long-lived assets	—	725
Issuance of warrants to placement agent	—	280
Issuance of common stock for amendment of RaGE earnout	1,121	—
Change in fair value of earnout liability	(960)	(490)
Change in fair value of warrants	320	(1,237)
Change in fair value of notes payable	27	—
Loss on extinguishment of notes payable	4,218	300
Loss on issuance of preferred shares and liability-classified warrants	3,707	—
Noncash private placement costs expensed	514	—
Noncash financing costs expensed	600	443
Stock-based compensation	9,941	20,256
Deferred income taxes	(22)	(15)
Loss on disposal of assets	—	472
Other non-cash items	(389)	(508)
Changes in operating assets and liabilities:
Accounts receivable	588	1,331
Inventory	(27)	479
Prepaid expenses and other assets	(1,100)	(104)
Accounts payable	(2,835)	376
Accrued expenses and other current liabilities	1,027	903
Net cash used in operating activities	(14,719)	(5,600)

Investing activities
Proceeds from sale of property and equipment	—	27
Acquisition of property and equipment	(9)	(16)
Net cash provided by (used in) investing activities	(9)	11

Financing activities
Proceeds from sale of common stock and warrants in private placement	—	3,645
Proceeds from issuance of common stock	1,254	600
Proceeds from issuance of preferred shares and liability-classified warrants	1,975	—
Proceeds from exercise of stock options	55	—
Proceeds from issuance of common stock in public offering	5,360	—
Proceeds from exercise of warrants	—	17
Proceeds from issuance of notes payable	8,649	2,575
Principal payments on notes payable	(2,842)	(655)
Principal payments on notes payable - related parties	(854)	(445)
Deferred consideration paid for acquisition of business	—	(174)
Net cash provided by financing activities	13,597	5,563

Net increase (decrease) in cash	(1,131)	(26)
Cash, beginning of period	3,273	266
Cash, end of period	$2,142	$240

Supplemental cash flow information
Cash paid for interest	$1,706	$757
Cash paid for income taxes	—	—

Non-cash investing and financing activities:
Settlement of notes payable and other liabilities in common stock	$10,561	$1,361

See accompanying notes to condensed consolidated financial statements.

Note 1 — Company Information

Mobix Labs, Inc. (“Mobix Labs” or the “Company”), a Delaware corporation based in Irvine, California, designs, develops and sells components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies used in the defense, aerospace, commercial, industrial and other markets. The Company’s wireless systems solutions include products for advanced RF and millimeter wave (“mmWave”) communications, mmWave imaging, software defined radio and custom RF integrated circuits (“ICs”) targeting the defense, aerospace, commercial and industrial sectors. The Company’s interconnect products, including EMI filter inserts and filtered and non-filtered connectors, are designed for and are currently used in aerospace, military, defense and medical applications. These technologies are designed for large and rapidly growing markets where there is increasing demand for higher performance communication and filtering systems which utilize an expanding mix of both wireless and connectivity technologies. In July 2026, our Board of Directors approved the launch of our NSM Initiative, broadening our strategic focus to businesses that advance U.S. national security priorities, including critical resources; defense, aerospace and autonomous systems; energy, water and critical infrastructure; and digital infrastructure and strategic technologies. The Company’s Class A Common Stock and its Public Warrants are traded on the Nasdaq Capital Market under the symbols “MOBX” and “MOBXW,” respectively.

Going Concern

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has incurred operating losses and negative cash flows from operations, as a result of its ongoing investment in product development and other operating expenses. The Company incurred a loss from operations of $22,278 for the nine months ended June 30, 2026 and incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. Additionally, the Company had negative cash flows from operations of $14,719 for the nine months ended June 30, 2026 and negative cash flows from operations of $10,113 and $18,388 for the years ended September 30, 2025 and 2024, respectively. As of June 30, 2026, the Company had cash on hand of $2,142 and an accumulated deficit of $183,361. The Company has historically financed its operations through the issuance and sale of equity securities and the issuance of debt. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future and will need to raise additional debt or equity financing to fund its operations and satisfy its obligations. Management believes that there is substantial doubt concerning the Company’s ability to continue as a going concern as the Company currently does not have adequate liquidity to meet its operating needs and satisfy its obligations for at least the next twelve months.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and include the accounts of Mobix Labs, Inc. and its subsidiaries. The Company’s fiscal year ends on September 30. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended September 30, 2025 and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The September 30, 2025 consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated financial position as of June 30, 2026 and its condensed consolidated results of operations and cash flows for the periods ended June 30, 2026 and 2025. The condensed consolidated results of operations for the three months and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026 or for any other future annual or interim period.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of certain assets and liabilities; the reported amounts of net revenue and expenses for the periods covered and certain amounts disclosed in the notes to the condensed consolidated financial statements. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. As future events and their effects cannot be determined with precision, actual results could differ materially from those estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	valuation of stock-based compensation awards;
●	impairment assessments of goodwill and long-lived assets;
●	measurement of liabilities carried at fair value, including the earnout liability, liability-classified warrants, bifurcated derivatives, and certain debt instruments; and,
●	provisions for income taxes and related valuation allowances and tax uncertainties.

Significant Accounting Policies

A summary of the Company’s significant accounting policies is included in its Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission on January 13, 2026. There have been no significant changes to these policies during the nine months ended June 30, 2026, aside from those outlined below.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company values its derivatives using the Black-Scholes option-pricing model or other acceptable valuation models, as applicable, with the assistance of valuation specialists. Derivative instruments accounted for as liabilities are valued at inception and subsequent valuation dates for each reporting period the derivative instrument remains outstanding. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is reassessed at each reporting period.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, consisting of property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company regularly reviews its operating performance for indicators of impairment. Factors considered important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant change in the manner of the use of the assets. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets including any cash flows upon their eventual disposition to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. The Company did not recognize any impairment losses for the three and nine months ended June 30, 2026. The Company recognized impairment losses of $725 for the three months and nine months ended June 30, 2025. See Note 8, Leases.

Goodwill

Goodwill represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis on July 31, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company did not recognize any goodwill impairment losses for the three and nine months ended June 30, 2026 and 2025. There were no changes in the carrying amount of goodwill during the three and nine months ended June 30, 2026 and 2025.

Note 3 — Inventory

Inventory consists of the following:

	June 30, 2026	September 30, 2025

Raw materials	$1,338	$999
Finished goods	124	436
Total inventory	$1,462	$1,435

Note 4 — Property and Equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life (years)	June 30, 2026	September 30, 2025

Equipment and furniture	5 - 7	$400	$400
Laboratory equipment	5	690	681
Leasehold improvements	Shorter of estimated useful life or remaining lease term	41	41
Property and equipment, gross		1,131	1,122
Less: Accumulated depreciation		(923)	(794)
Property and equipment, net		$208	$328

Depreciation expense for the three months ended June 30, 2026 and 2025 was $42 and $60, respectively. Depreciation expense for the nine months ended June 30, 2026 and 2025 was $129 and $306, respectively.

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

During the nine months ended June 30, 2025, the Company recognized an impairment loss of $725 on long-lived assets.

Note 5 — Intangible Assets, net

Intangible assets, net consist of the following:

	Estimated	June 30, 2026			September 30, 2025
	Useful Life		Accumulated			Accumulated
	(years)	Gross	Amortization	Net	Gross	Amortization	Net
Developed technology	7 – 10	$5,688	$(3,234)	$2,454	$5,689	$(2,798)	$2,891
Customer relationships	12 – 15	11,900	(2,062)	9,838	11,900	(1,374)	10,526
Trade names	2 – 2.5	300	(268)	32	300	(198)	102
		$17,888	$(5,564)	$12,324	$17,889	$(4,370)	$13,519

Amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $395 and $407, respectively. Amortization expense related to intangible assets for the nine months ended June 30, 2026 and 2025 was $1,195 and $1,285, respectively. The weighted-average remaining lives of intangible assets as of June 30, 2026 were developed technology 4.2 years; customer relationships 10.9 years; and trade names 0.4 years.

Estimated future amortization expense for intangible assets by fiscal year as of June 30, 2026 is as follows:

Years ending September 30,
2026 (remaining three months)	$394
2027	1,510
2028	1,498
2029	1,498
2030	1,454
Thereafter	5,970
Total	$12,324

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	September 30, 2025

Accrued compensation and benefits	$884	$1,212
Accrued professional fees	332	694
Accrued interest	64	393
Deferred revenue	1,452	1,047
Committed equity facility fees	1,478	1,478
Unpaid Merger-related transaction costs	1,090	1,090
RaGE Earnout	2,000	2,000
Other	1,814	3,208
Total accrued expenses and other current liabilities	$9,114	$11,122

Note 7 — Debt

Debt consists of the following:

	June 30, 2026	September 30, 2025

Notes payable	$995	$3,934
7% promissory notes – related parties	1,397	2,251
Total debt	2,392	6,185
Less: Amounts classified as current	(2,392)	(5,086)
Noncurrent portion	$—	$1,099

Debt measured at fair value consists of the following:

	June 30, 2026	September 30, 2025

Notes payable – measured at fair value	$3,360	$—
Total debt measured at fair value	3,360	—
Less: Amounts classified as current	(3,360)	—
Noncurrent portion	$—	$—

Exchange Agreements

On March 13, 2026, the Company entered into an exchange agreement pursuant to which certain outstanding indebtedness and other amounts owed were exchanged for shares of the Company’s Class A Common Stock. Under this agreement, outstanding obligations of $1,425 were partially settled through the issuance of shares having an aggregate value of $615, with the remaining balance of $810 to be resolved under a separate agreement.

On June 5, 2026, the Company entered into a final exchange agreement pursuant to which certain outstanding indebtedness and other amounts owed were exchanged for shares of the Company’s Class A Common Stock. Under the agreement, the remaining balance of $810 was settled through the issuance of shares having an aggregate value equal to the remaining outstanding obligation. Upon closing, the applicable exchanged obligations were to be cancelled and extinguished in accordance with the terms of the respective agreements. In connection with these agreements, the Company issued 459,310 shares of the Company’s Class A Common Stock and recognized a loss on the extinguishment of debt of $149, which was recorded in loss on extinguishment of notes payable in the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2026, the Company and the holders of four notes agreed to settle the outstanding principal and accrued interest, totaling $3,001, for 1,207,015 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $597, which was recorded in loss on extinguishment of notes payable in the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2025, the Company and the holders of three notes agreed to settle the outstanding principal and accrued interest, totaling $661, for 79,868 shares of the Company’s Class A Common Stock. The Company recognized a loss on the extinguishment of debt of $300 recorded in loss on extinguishment of notes payable in the condensed consolidated statements of operations and comprehensive loss.

Convertible Notes

Between February 23, 2026 and March 31, 2026, the Company entered into three securities purchase agreements providing for the issuance of convertible notes.

Bridge Promissory Notes

The first two agreements, entered into on February 23, 2026 and March 16, 2026, provided for bridge promissory notes with an aggregate principal amount of $554, aggregate original issue discount of $72, aggregate purchase price of $482, and one-time interest charges of 12%, resulting in net proceeds to the Company of $445. These bridge notes mature on December 30, 2026 and January 15, 2027, respectively, and require aggregate scheduled payments of $621.

Leviston Senior Convertible Notes

The third agreement, entered into on March 31, 2026, with Leviston Resources, LLC (“Leviston”), provided for a senior secured convertible note with a principal amount of $3,000 (the “Convertible Note”). The holder funded $2,500, reflecting an original issue discount of $500, and $25 was withheld for legal fees, resulting in net proceeds to the Company of $2,475. This note bears interest at 10% per annum, matures on July 31, 2026, at which time the outstanding principal and accrued interest are due and payable in cash, unless earlier converted in accordance with its terms. Following an Event of Default (as defined in the Convertible Note), all amounts owing by the Company to the holder shall be increased to an amount equal to 125% of the then outstanding obligations. At any time prior to maturity, the holder may convert all or a portion of the outstanding principal and accrued interest into shares of Class A Common Stock in the manner set forth in the Convertible Note. Subject to adjustment as set forth in the Convertible Note, the conversion price is the lesser of (A) the closing price on March 31, 2026 and (B) 85% of the lowest 8-day VWAP of the Class A Common Stock immediately prior to and including the date of the conversion notice. With respect to the March 31, 2026 financing, the Company entered into a registration rights agreement and a security agreement.

On May 13, 2026, the Company entered into a First Amendment to the Securities Purchase Agreement and Senior Secured Convertible Note (the “First Amendment”) with Leviston amending the Senior Secured Convertible Note originally issued on March 31, 2026 (the “Original Note”). Pursuant to the First Amendment, Leviston advanced an additional $833 to the Company, increasing the total funded amount under the Original Note to $3,333. The First Amendment increased the aggregate principal amount of the Original Note, inclusive of a 16.667% original issue discount, from $3,000 to $4,000. Interest on the incremental $1,000 of principal created by the First Amendment commenced accruing on May 13, 2026; interest on the original $3,000 principal continues to accrue in accordance with the terms of the Original Note as in effect immediately prior to May 13, 2026.

On May 13, 2026, the Company entered into an Investor Rights Agreement (the “IRA”) with Leviston, in connection with the Senior Secured Convertible Note originally entered into on March 31, 2026 and amended pursuant to the First Amendment described above. Pursuant to the IRA, the Company granted Leviston the right, but not the obligation, to purchase one or more additional senior secured convertible notes (each, an “Additional Note”) from the Company during the seven-month period commencing May 13, 2026 and ending December 13, 2026, in an aggregate principal amount not to exceed $4,000, with a corresponding maximum aggregate cash subscription amount of approximately $3,333, reflecting the same 16.667% original issue discount as the Original Note. Each Additional Note will be issued in minimum tranches of $300 of principal, will bear interest at 10% per annum (18% upon an event of default), will mature four months from its respective issuance date, and will be convertible into shares of the Company’s Class A Common Stock at a price equal to the lesser of (i) the closing price of the Common Stock on the applicable issuance date and (ii) 85% of the lowest 8-day volume-weighted average price immediately prior to and including the date of the applicable conversion notice. Following an Event of Default (as defined in the Additional Note), all amounts owing by the Company to the holder shall be increased to an amount equal to 125% of the then outstanding obligations. Any Additional Notes issued under the IRA will constitute senior secured indebtedness of the Company ranking pari passu with, and secured by the same collateral as, the Original Note.

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

Based on the fair value of the shares issued at the time of settlement of $6,827, or $2.73 per share, the Company recognized a loss on extinguishment of debt of $3,328, which was recorded in loss on extinguishment of notes payable in the condensed consolidated statements of operations and comprehensive loss.

Leviston Senior Convertible Notes Measured at Fair Value

On May 18, 2026, the Company issued to Leviston an Additional Note pursuant to the IRA with a principal amount of $1,200. The holder funded $1,000 reflecting an original issue discount of $200, resulting in net proceeds to the Company of $1,000. This note bears interest at 10% per annum, and matures on September 18, 2026, at which time the outstanding principal and accrued interest are due and payable in cash, unless earlier converted in accordance with its terms. At any time prior to maturity, the holder may convert all or a portion of the outstanding principal and accrued interest into shares of Class A Common Stock in the manner set forth in the Additional Note. Subject to adjustment as set forth in the Additional Note, the conversion price is the lesser of (A) the closing price on May 18, 2026 and (B) 85% of the lowest 8-day VWAP of the Class A Common Stock immediately prior to and including the date of the conversion notice. The Company elected the fair value option to account for this note. See Note 14, Fair Value Measurements.

On June 22, 2026, the Company issued to Leviston a senior secured convertible note with a principal amount of $2,800. The holder funded $2,333, reflecting an original issue discount of $467, and $25 was withheld for legal fees, resulting in net proceeds to the Company of $2,308. This note bears interest at 10% per annum, and matures on October 22, 2026, at which time the outstanding principal and accrued interest are due and payable in cash, unless earlier converted in accordance with its terms. Following an Event of Default (as defined in the Additional Note), all amounts owing by the Company to the holder shall be increased to an amount equal to 125% of the then outstanding obligations. At any time prior to maturity, the holder may convert all or a portion of the outstanding principal and accrued interest into shares of Class A Common Stock in the manner set forth in the Additional Note. Subject to adjustment as set forth in the Additional Note, the conversion price is the lesser of (A) the closing price on June 22, 2026 and (B) 85% of the lowest 8-day VWAP of the Class A Common Stock immediately prior to and including the date of the conversion notice. The Company elected the fair value option to account for this note. See Note 14, Fair Value Measurements.

Maximcash Loan and Security Agreement

On January 15, 2026, the Company amended an existing loan and security agreement, dated August 13, 2025, pursuant to which the Company was provided with a closed-end commercial loan in the original principal amount of $600. Under the amendment, the Company agreed to make an additional interim payment of $33, and make a principal reduction payment of $233. The amendment also provided for an equity-based settlement of the remaining obligations under the loan, subject to the effectiveness of a registration statement covering shares of the Company’s common stock held by or for the benefit of Maximcash Solutions LLC and the Company’s timely payment of the required cash amounts. During the nine months ended June 30, 2026, the Company settled the remaining outstanding indebtedness under the arrangement. In connection with the settlement, indebtedness of $232, consisting of principal of $140 and accrued interest of $92, was settled through the issuance of 169,375 shares of the Company’s Class A Common Stock.

Based on the fair value of the shares issued or delivered at the time of settlement of $376, or $2.22 per share, the Company recognized a loss on extinguishment of debt of $144, which was recorded in loss on extinguishment of notes payable in the condensed consolidated statements of operations and comprehensive loss.

Purchase and Sale of Future Receipts

During the nine months ended June 30, 2026, the Company also amended two existing agreements for the purchase and sale of future receipts, pursuant to which the Company agreed to sell to the buyers additional future trade receipts totaling $1,966 (together with amounts already outstanding under these agreements, the “Future Receipts Purchased Amount”) for net proceeds to the Company of $806. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company must repay the Future Receipts Purchased Amount in varying weekly installments through July 2026. In December 2024, the Company entered into an agreement for the purchase and sale of future receipts with an unrelated buyer pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $710 for net proceeds to the Company of $480. Under the agreement, the Company granted the buyer a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount.

During the nine months ended June 30, 2025, the Company entered into three agreements for the purchase and sale of future receipts with unrelated buyers, pursuant to which the Company agreed to sell to the buyer certain future trade receipts in the aggregate amount of $2,918 (the “Future Receipts Purchased Amount”) for net proceeds to the Company of $1,930. Under the agreements, the Company granted the buyers a security interest in all of the Company’s present and future accounts receivable in an amount not to exceed the Future Receipts Purchased Amount. The Company was required to pay the Future Receipts Purchased Amount in varying weekly installments through November 2025.

Notes Payable with Financial Institutions

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

Total Principal Payments and Remaining Principal Balances on Non-Related Party Debt

During the nine months ended June 30, 2026 and 2025, the Company made principal payments on notes payable of $2,842 and $655, respectively. As of June 30, 2026, notes payable having an aggregate remaining principal balance of $995 were outstanding and are included in “Notes payable” in the condensed consolidated balance sheet. As of June 30, 2026, notes payable measured at a fair value of $3,360 are included in “Notes payable – measured at fair value” in the condensed consolidated balance sheet.

7% Promissory Notes — Related Parties

The Company has two outstanding promissory notes with related parties which bear interest at 7% per annum and are unsecured. One 7% promissory note, having a principal balance of $229 as of June 30, 2026, is payable in monthly payments of varying amounts through September 2026. The other 7% promissory note, having a principal balance of $1,168 as of June 30, 2026, no longer bears interest; the outstanding principal and previously accrued interest balance is payable in monthly payments of varying amounts through March 2027, with the remaining principal of $979 payable on May 15, 2027. The outstanding principal balance of the 7% promissory notes is included in “Notes payable — related parties, current” and “Notes payable — related parties, noncurrent” in the condensed consolidated balance sheet as of June 30, 2026. During the nine months ended June 30, 2026 and 2025, the Company made principal payments of $854 and $115, respectively, on the 7% promissory notes.

Note 8 — Leases

The Company has entered into operating leases for office space. The leases have remaining terms ranging from five months to 1.1 years and expire at various dates through July 2027. The leases do not contain residual value guarantees or restrictive covenants. The following lease costs are included in the condensed consolidated statements of operations and comprehensive loss:

	Nine months ended June 30,
	2026	2025
Operating lease cost	$239	$454
Short-term lease cost	13	32
Total lease cost	$252	$486

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended June 30, 2026 and 2025 was $239 and $458, respectively. As of June 30, 2026, the weighted-average remaining lease term was 0.7 years, and the weighted-average discount rate was 15.6%. There are no other leases that had not yet commenced as of June 30, 2026 that will create significant additional rights and obligations for the Company. The following table reconciles the undiscounted cash flows to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2026:

Years ending September 30,
2026 (remaining three months)	$68
2027	99
Total minimum lease payments	167
Less: imputed interest	(8)
Present value of future minimum lease payments	159
Less: current obligations under leases	(156)
Long-term lease obligations	$3

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

Litigation

On March 13, 2026, Ydens Holdings, LLC and related individual plaintiffs filed a lawsuit in Orange County Superior Court against the Company and its subsidiary EMI Solutions, asserting breach of contract and related claims arising from the September 2022 Agreement and Plan of Merger under which the Company acquired EMI Solutions. The plaintiffs seek damages. The Merger Agreement contains a mandatory arbitration provision, and the Company moved to compel arbitration. The parties thereafter stipulated to arbitrate the claims and the claims will now proceed in arbitration. The Company is unable to predict the final outcome of this matter, but it does not currently believe that it will have a material adverse effect on its results of operations or financial position. Additionally, on March 10, 2026, Robert Ydens (“Ydens”) filed a lawsuit against EMI Solutions, LLC, the Company, Phil Sansone, and Keyvan Samini in Orange County Superior Court, asserting claims for violation of the California Labor Code for failure to pay an alleged retention bonus, failure to pay alleged accrued vacation, breach of his at-will employment agreement, failure to pay final wages, and waiting time penalties. Defendants have filed a Petition to Compel Arbitration, seeking to enforce the mandatory arbitration provision contained in Ydens’ employment agreement, which requires all disputes arising out of or relating to his employment to be resolved through final and binding arbitration before JAMS. The Company is unable to predict the final outcome of this matter, but it does not currently believe that it will have a material adverse effect on its results of operations or financial position.

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

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with customers, suppliers and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. The Company has not in the past incurred significant expense defending against third party claims, nor has it incurred significant expense under its standard service warranties or arrangements with its customers, suppliers and vendors. Accordingly, the Company has not recognized any liabilities for these indemnification provisions as of June 30, 2026 or September 30, 2025.

Note 10 — Income Taxes

The Company recorded an income tax provision of $3 and an income tax benefit of $2 for the three months ended June 30, 2026 and 2025, respectively, and an income tax benefit of $18 and an income tax benefit of $9 for the nine months ended June 30, 2026 and 2025, respectively. The Company calculated the income tax provision (benefit) using the discrete year-to-date method. The Company’s income tax provision (benefit) differs from an amount calculated based on statutory tax rates principally due to the Company recording a valuation allowance against the net operating losses it generated during the periods. The Company establishes a valuation allowance when necessary to reduce the carrying amount of its deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. In evaluating the Company’s ability to realize deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, potential limitations on the Company’s ability to carry forward net operating losses, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on these factors, the Company has established a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

Note 11 — Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of preferred stock, Class A Common Stock and Class B Common Stock.

The Company assesses its preferred stock instruments at issuance and each reporting period for classification and derivative features requiring bifurcation.

The preferred stock is classified as mezzanine equity due to redemption features not solely within the Company’s control. For preferred stock presented as mezzanine equity that is not currently redeemable, the Company assesses the probability of the event that would lead to redemption. If it is probable that the equity instrument will become redeemable, the Company accretes changes in the redemption value over the period from the date of issuance, or from the date that it becomes probable that the instrument will become redeemable, if later, to the earliest redemption date of the instrument using an appropriate methodology. If an equity instrument classified as mezzanine equity is not probable of redemption, subsequent adjustment of the amounts presented in mezzanine equity is unnecessary.

Issuance of Preferred Stock and Preferred Warrants

On May 19, 2026, the Company entered into a Securities Purchase Agreement (the “Kips Purchase Agreement”) with Kips Bay Select, LP (“Kips”), pursuant to which the Company agreed to sell to Kips (i) 2,000 shares of Series A 10% Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $2,000, reflecting an aggregate stated value of $2,400, and (ii) a Preferred Stock Purchase Warrant (the “Preferred Warrant”) to purchase up to an additional 6,000 shares of Series A 10% Convertible Preferred Stock at an exercise price of $1,000 per share. Kips funded $2,000 and $25 was withheld for legal fees, resulting in net proceeds to the Company of $1,975.

The Company has classified the preferred stock as mezzanine equity on the condensed consolidated balance sheet, as the shares have certain redemption features contingent upon the occurrence or non-occurrence of certain events that are not solely in the control of the Company.   The carrying value of the Series A convertible preferred stock, which includes the proceeds received upon issuance, has not been adjusted to liquidation value since the securities are not currently redeemable or probable to become redeemable.

Liquidation Preference

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, holders of preferred stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value of $1,200 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation (the “Certificate of Designation”), for each share of Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of preferred stock shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Dividend Rights

Dividends are cumulative and accrue at a stated rate of 10.00% of the Stated Value per annum and are payable in cash, or at the Company’s option, shares of Series A 10% Convertible Preferred Stock.

Conversion Rights

The Preferred Shares and any shares issued upon exercise of the Preferred Warrant are convertible into shares of our Class A Common Stock. The Conversion Price is 82% of the lowest 8-day VWAP of the Class A Common Stock immediately prior to and including the date of the conversion notice, subject to adjustments. The number of shares of Class A Common Stock issuable upon conversion is equal to the aggregate stated value plus accrued and unpaid dividends divided by the Conversion Price. The Company determined that the conversion feature embedded within its preferred stock requires bifurcation under the guidance of ASC 815, Derivatives and Hedging Activities. As shares of Series A 10% Convertible Preferred Stock are convertible at any time at the above terms, the estimated fair value of the preferred stock, the bifurcated conversion feature, and the Preferred Warrant exceeded the amount of proceeds received from the investor. As a result, the Company recognized a loss on issuance of $3,707, included in “Loss on issuance of preferred shares and liability-classified warrants” on the condensed consolidated statements of operations and comprehensive loss. See Note 14, Fair Value Measurements.

Voting Rights

Holders of the redeemable convertible preferred stock generally have no voting rights. However, as long as any shares of redeemable convertible preferred stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of redeemable convertible preferred stock, take certain specified actions such as amending the terms of the preferred shares that would have a material adverse affect on the economics of the preferred stock.

Registration Rights Agreement

In connection with the transaction, on May 19, 2026, the Company also entered into a Registration Rights Agreement with Kips (the “Registration Rights Agreement”) pursuant to which the Company agreed to register the resale of shares of Class A Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Preferred Warrant.

On June 18, 2026, the Company and Kips entered into Amendment No. 1 to the Registration Rights Agreement, pursuant to which the filing and effectiveness deadlines were extended and prior remedies were waived. In addition, The Company and Kips agreed to revise the Original Issue Date of the Preferred Shares to be June 18, 2026. As a non-refundable registration-extension fee, fully earned upon execution of the amendment, the Company issued 294,117 shares of Class A Common Stock (the “Extension Shares”) on July 17, 2026, valued at $600 based on a price of $2.04 per share, which exceeded the Nasdaq Listing Rule 5635(d) Minimum Price of $2.036. Our registration statement on Form S-1 (File No. 333-296928) was filed June 22, 2026 and declared effective July 16, 2026. The Company recorded a charge of $600 in the three months ended June 30, 2026 with respect to the Extension Shares, which was recorded in financing costs expensed in the condensed consolidated statements of operations and comprehensive loss.

In addition to the exchange agreements discussed in Note 7, Debt, during the nine months ended June 30, 2025, the Company and the holders of certain of the Company’s accounts payable and accrued expenses and other current liabilities agreed to settle the outstanding balances, totaling $2,122, for 134,062 shares of the Company’s Class A Common Stock. The Company recognized a gain on the settlements of $1,469 recorded in other non-operating (gains) losses, net, in the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended June 30, 2026, in connection with a modification of the RaGE earnout agreement, the Company issued 464,952 shares of the Company’s Class A Common Stock. The Company recognized an additional expense on the issuance of $1,121 recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

On April 2, 2026, the Company’s board of directors approved a reverse stock split of its Class A Common Stock and Class B Common Stock at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split became effective at 4:00 p.m. Eastern Time on April 6, 2026, and the Company’s Class A Common Stock began trading on a post-split adjusted basis on April 7, 2026. The number of authorized shares and par value per share were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options and other equity instruments, other than outstanding warrants, were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. The number of Public Warrants and Private Warrants outstanding was not reduced as a result of the Reverse Stock Split. Rather, in accordance with the terms of the applicable warrant agreements, the number of shares of common stock issuable upon exercise of each outstanding warrant was proportionately reduced such that each warrant is exercisable for 1/10th of one share of common stock following the Reverse Stock Split, and the applicable exercise prices were proportionately increased, as applicable. Accordingly, the number of warrants outstanding has not been retrospectively adjusted or recast in the condensed consolidated financial statements. No fractional shares were issued in connection with the Reverse Stock Split, and cash was paid in lieu of fractional shares.

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

During the nine months ended June 30, 2025, the Company sold 52,173 shares of its Class A Common Stock to an unaffiliated investor for net proceeds of $600. The Company also issued 61,059 shares of its Class A Common Stock to certain vendors in settlement of $700 of accounts payable. In connection therewith, the Company recognized a gain of $147. Also during the nine months ended June 30, 2025, holders of 12,500 shares of the Company’s Class B Common Stock elected to convert such shares into the same number of shares of the Company’s Class A Common Stock.

Termination of At the Market Offering Agreement

On October 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Roth Capital Partners, LLC (“Manager”) under which the Company may offer and sell, from time to time at its sole discretion, up to $15,800 in shares of its Class A Common Stock through the Manager acting in its capacity as its sales agent. On June 26, 2026, the Company terminated its At The Market Offering Agreement and filed a post-effective amendment to deregister approximately 900,000 shares of Class A Common Stock previously registered for potential sale under the facility.

During the nine months ended June 30, 2026, the Company sold 191,449 shares of its Class A Common Stock under the ATM Agreement, for net proceeds (after commissions) of $1,254.

As of June 30, 2026, the number of shares of Class A Common Stock available for issuance under the Company’s amended and restated articles of incorporation were as follows:

Authorized number of shares of Class A Common Stock	285,000,000
Less:
Class A Common Stock outstanding	15,001,187
Reserve for conversion of Class B Common Stock	200,491
Reserve for exercise of common stock warrants	2,593,074
Reserve for Earnout shares	350,000
Reserve for Extension shares	294,117
Reserve for conversion of Series A 10% Convertible Preferred Stock and exercise of Preferred Warrant [1]	—
Reserve for conversion of convertible notes payable measured at fair value[2]	—
Stock options and RSUs	711,217
Awards available for grant under 2023 Equity Incentive Plan	357,047
Awards available for grant under 2023 Employee Stock Purchase Plan	68,705
Shares of Class A Common Stock available for issuance	265,424,162

[1]	The amounts issuable upon conversion of the preferred shares or the exercise of the warrants for the preferred shares were not included here as of June 30, 2026, as the number of dilutive shares is not determinable until conversion or exercise. Using the lowest eight-day volume weighted average price of the Class A Common Shares on June 30, 2026, the Company estimates that approximately 6,367,975 shares would be issuable upon conversion of the preferred shares and exercise of the warrants as of June 30, 2026.
[2]

The amounts issuable upon conversion of the convertible notes measured at fair value were not included here as of June 30, 2026, as the number of dilutive shares is not determinable until conversion Using the lowest eight-day volume weighted average price of the Class A Common Shares on June 30, 2026, the Company estimates that approximately 2,570,688 shares would be issuable upon conversion as of June 30, 2026.

The Company has never declared or paid any dividends on any class of its equity securities and does not expect to do so in the near future.

Note 12 — Warrants

Outstanding warrants for the Company’s Class A Common Stock consist of the following:

Range of Exercise Prices Per Share:	June 30, 2026	September 30, 2025
Public Warrants and Private Warrants - $57.90	900,000	900,000
Other Warrants:
$0.00 Extension Shares	294,117	—
$0.10	38,000	38,000
$8.20 to $9.60	632,857	632,857
$10.80 to $11.80	1,002,075	902,075
$17.38 to $20.00	20,142	35,636
Total	2,887,191	2,508,568

Outstanding warrants for the Company’s Series A 10% Convertible Preferred Stock consist of the following:

Range of Exercise Prices Per Share:	June 30, 2026	September 30, 2025
Preferred Warrant - $1,000.00	6,000	—
Total	6,000	—

Liability-Classified Warrants

The Company evaluated all common stock warrants at the time of issuance and concluded that certain warrants did not meet the derivative scope exception. Specifically, these warrants contained provisions that affected their settlement amounts which are not inputs into the pricing of a fixed-for-fixed option on equity shares. Therefore, these warrants were not considered indexed to the Company’s stock and were classified as liabilities. At their respective dates of issuance, the Company recognized a liability for each of the liability-classified warrants in the amount of its estimated fair value using the Black-Scholes option-pricing or other methodology as appropriate. See Note 14, Fair Value Measurements. The Company subsequently adjusts the carrying amount of the liability for each warrant to its estimated fair value as of the end of each reporting period (or through the warrants’ respective dates of exercise or modification, if earlier).

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

As a result of the amendments to the warrants, the Company remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, the Company issued the warrant holder an additional warrant to purchase 100,000 shares of Class A Common Stock at a price of $10.80 per share. The Company recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2026.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the nine months ended June 30, 2026 and 2025, the Company recognized net non-cash losses of $320 and net non-cash gains of $1,237, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026 and September 30, 2025, the related liabilities of $3,047 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheets.

Note 13 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. As of June 30, 2026, 357,047 shares of the Company’s Class A Common Stock are available for the grant of awards under the 2023 Equity Incentive Plan.

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

A summary of activity in the Company’s RSUs for the nine months ended June 30, 2026 is as follows:

	Number of units	Weighted-Average Grant Date Fair Value per Unit
Outstanding at September 30, 2025	954,562	$42.10
Granted	194,286	2.67
Forfeited	(18,773)	12.96
Vested	(623,955)	19.06
Outstanding at June 30, 2026	506,120	48.81

Unrecognized compensation expense related to RSUs was $6,479 as of June 30, 2026 and is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Awards

A summary of activity in the Company’s RSAs for the nine months ended June 30, 2026 is as follows:

	Number of shares	Weighted-Average Grant Date Fair Value per Share

Outstanding at September 30, 2025	487,250	$7.00
Vested	(144,750)	7.00
Outstanding at June 30, 2026	342,500	7.00

Unrecognized compensation expense related to RSAs was $1,545 as of June 30, 2026 and is expected to be recognized over a weighted-average period of 1.4 years.

Stock Options

Stock option activity for the nine months ended June 30, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)
Outstanding at September 30, 2025	245,215	$48.50
Exercised	(32,353)	1.70
Forfeited	(1,436)	68.40
Expired	(6,329)	64.40
Outstanding at June 30, 2026	205,097	55.26	5.2
Exercisable at June 30, 2026	202,669	55.11	5.2

Unrecognized stock-based compensation expense related to stock options, totaling $159 as of June 30, 2026, is expected to be recognized over a weighted-average period of 0.4 years. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of June 30, 2026 was $13 and $13, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2026 and 2025 was $165 and $0, respectively. The total fair value of options that vested during the nine months ended June 30, 2026 and 2025 was $528 and $471, respectively. No stock options were granted during the nine months ended June 30, 2026 and 2025.

The condensed consolidated statements of operations and comprehensive loss include stock-based compensation expense as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025

Cost of revenue – product	$32	$64	$116	$122
Cost of revenue – services	34	—	91	—
Research and development	14	66	123	212
Selling, general and administrative	2,270	6,972	9,611	19,922
Total stock-based compensation expense	$2,350	$7,102	$9,941	$20,256

Note 14 — Fair Value Measurements

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate their fair value due to the short-term nature of these instruments. The Company believes the aggregate carrying value of debt not accounted for using the fair value option approximates its fair value as of June 30, 2026 and September 30, 2025 because the notes payable, the 7% promissory notes - related parties and the notes payable - related parties each mature within one year of the respective balance sheet dates.

Fair Value Hierarchy

Liabilities measured at fair value on a recurring basis as of June 30, 2026 are as follows:

	Level 1	Level 2	Level 3	Total
Earnout liability	$—	$—	$280	$280
Bifurcated conversion feature derivative	—	—	927	927
Notes payable measured at fair value	—	—	3,360	3,360
Liability-classified warrants	—	—	3,047	3,047

Total	$—	$—	$7,614	$7,614

The Company classifies the earnout liability, liability-classified warrants, bifurcated conversion feature derivative, and notes payable measured at fair value as Level 3 financial instruments due to the judgment required to develop the assumptions used and the significance of those assumptions to the fair value measurement. No financial instruments were transferred between levels of the fair value hierarchy during the nine months ended June 30, 2026 or 2025. The following table provides a reconciliation of the balance of financial instruments measured at fair value on a recurring basis using Level 3 inputs:

Nine months ended June 30, 2026:	Earnout Liability	Liability Classified Warrants	Notes Payable Measured at Fair Value	Bifurcated Conversion Feature Derivative
Balance, September 30, 2025	$1,240	$6,859	$—	$—
Reclassification of warrant liabilities to equity	—	(6,912)	—
Issuance of notes payable measured at fair value	—	—	3,333	—
Issuance of Preferred Stock	—	—	—	927
Issuance of Preferred Stock warrants	—	2,780	—	—
Change in fair value included in net loss	(960)	320	27	—

Balance, June 30, 2026	$280	$3,047	$3,360	$927

Nine months ended June 30, 2025:	Earnout Liability	Liability Classified Warrants
Balance, September 30, 2024	$1,680	$2,139
Sale of warrants in private placement	—	2,853
Modification of warrants in connection with private placement	—	721
Exercise of warrants	—	(720)

Change in fair value included in net loss	(490)	(1,237)

Balance, June 30, 2025	$1,190	$3,756

Liability-Classified Warrants

As of June 30, 2026, liability-classified warrants consist of the Private Warrants and the Preferred Warrants. The Company estimates the fair value of the Private Warrants based on quoted market prices for the Public Warrants, which have substantially the same economic characteristics. As of September 30, 2025, the Company estimated the fair value of liability-classified warrants (other than the Private Warrants)—including those amended during the nine months ended June 30, 2026—using the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in estimating the fair value of liability-classified warrants under the Black-Scholes option pricing model:

September 30, 2025
Stock price	$8.06
Expected volatility	79.0%
Risk-free rate	3.7%
Contractual term	4.3 – 4.9 years

Liability-Classified Preferred Warrants and Bifurcated Conversion Feature

The Preferred Shares and the shares of Series A 10% Convertible Preferred Stock underlying the Preferred Warrants are immediately convertible or exercisable into a variable number of common shares based on a fixed dollar amount. The Company estimated the fair value of these warrants and the bifurcated conversion feature associated with the Preferred Shares as equal to the fixed dollar amount associated with each warrant or share of convertible Series A 10% Convertible Preferred Stock. See Note 11, Equity.

Earnout Liability

The Company estimates the fair value of the earnout liability using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term and risk-free rate that determine the probability of achieving the earnout conditions. The changes in the assumptions used to estimate the earnout liability were inconsequential for the three months ended June 30, 2026. The following table summarizes the assumptions used in estimating the fair value of the earnout liability at the respective dates:

	June 30, 2026	September 30, 2025
Stock price	$1.99	$8.06
Expected volatility	90.0%	80.0%
Risk-free rate	3.8%	3.8%
Contractual term	5.7 years	6.2 years

Notes Payable Measured at Fair Value

The Company estimates the fair value of the notes payable measured at fair value using the Black-Scholes option pricing model. The following table summarizes the significant assumptions used in estimating the fair value of notes payable measured at fair value under the Black-Scholes option pricing model:

June 30, 2026
Stock price	$1.99
Expected volatility	125.4 – 136.3%
Risk-free rate	3.8 – 3.9%
Contractual term	0.22 – 0.32 years

Note 15 — Net Loss Per Share

The Company computes net loss per share of Class A and Class B Common Stock using the two-class method. Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants, RSAs, RSUs, preferred stock, and other contingently issuable shares. The dilutive effect of outstanding stock options, warrants, RSAs, RSUs and other contingently issuable shares is reflected in diluted earnings per share by application of the more dilutive of (a) the two-class method or (b) the if-converted method and treasury stock method, as applicable. The computation of the diluted net loss per share of Class A Common Stock assumes the conversion of Class B Common Stock, while the diluted net loss per share of Class B Common Stock does not assume the conversion of those shares.

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

	Three months ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(16,528)	$(267)	$(7,932)	$(340)
Preferred stock dividends	(8)	—	—	—
Net loss available to common stockholders	$(16,536)	$(267)	$(7,932)	$(340)
Denominator:
Weighted-average shares outstanding	12,439,568	200,491	4,678,039	200,491
Basic net loss per share	$(1.33)	$(1.33)	$(1.70)	$(1.70)

Diluted net loss per share:
Numerator:
Net loss available to common stockholders	$(16,536)	$(267)	$(7,932)	$(340)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(267)	—	(340)	—
Allocation of net loss	$(16,803)	$(267)	$(8,272)	$(340)

Denominator:
Number of shares used in basic earnings per share calculation	12,439,568	200,491	4,678,039	200,491
Conversion of Class B to Class A Common Stock	200,491	—	200,491	—
Number of shares used in per share computation	12,640,059	200,491	4,878,530	200,491
Diluted net loss per share	$(1.33)	$(1.33)	$(1.70)	$(1.70)

	Nine months ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator:
Allocation of net loss	$(32,094)	$(679)	$(28,944)	$(1,458)
Preferred stock dividends	(8)	—	—	—
Net loss available to common stockholders	$(32,102)	(679)	$(28,944)	$(1,458)
Denominator:
Weighted-average shares outstanding	9,483,444	200,491	4,043,700	203,741
Basic net loss per share	$(3.39)	$(3.39)	$(7.16)	$(7.16)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(32,102)	$(679)	$(28,944)	$(1,458)
Reallocation of net loss as a result of conversion of Class B to Class A Common Stock	(679)	—	(1,458)	—
Allocation of net loss	$(32,781)	$(679)	$(30,402)	$(1,458)

Denominator:
Number of shares used in basic earnings per share calculation	9,483,444	200,491	4,043,700	203,741
Conversion of Class B to Class A Common Stock	200,491	—	203,741	—
Number of shares used in per share computation	9,683,935	200,491	4,247,441	203,741
Diluted net loss per share	$(3.39)	$(3.39)	$(7.16)	$(7.16)

For the purposes of applying the if converted method or treasury stock method for calculating diluted earnings per share, Warrants, RSAs, RSUs, stock options and preferred stock result in anti-dilution. Therefore, these securities are not included in the computation of diluted net loss per share. Shares potentially issuable under earnout arrangements were not included for purposes of calculating the number of diluted shares outstanding because the number of dilutive shares is, in each case, based on a contingency which had not been met during the periods presented herein.

The potential shares of Class A Common Stock that were excluded from the computation of diluted net loss per share for the periods presented because including them would have an antidilutive effect were as follows:

	Nine months ended June 30,
	2026	2025
Warrants	2,555,074	2,107,840
Shares potentially issuable upon conversion of preferred stock or exercise of warrants on preferred stock[3]	—	—
Shares potentially issuable upon conversion of convertible notes payable measured at fair value[4]	—	—
Shares potentially issuable under earnout arrangements	350,000	414,281
RSAs	342,500	510,000
RSUs	506,120	620,414
Stock options	205,097	245,262
Total	3,958,791	3,897,797

[3]	The amounts issuable upon conversion of the preferred shares or the exercise of the warrants for the preferred shares were not included here as of June 30, 2026, as the number of dilutive shares is not determinable until conversion or exercise. Using the lowest eight day volume weighted average price of the Class A Common Shares on June 30, 2026, the Company estimates that approximately 6,367,975 shares would be issuable upon conversion of the preferred shares and exercise of the warrants as of June 30, 2026.
[4]	The amounts issuable upon conversion of the convertible notes measured at fair value were not included here as of June 30, 2026, as the number of dilutive shares is not determinable until conversion Using the lowest eight-day volume weighted average price of the Class A Common Shares on June 30, 2026, the Company estimates that approximately 2,570,688 shares would be issuable upon conversion as of June 30, 2026.

Note 16 — Concentrations

Significant Customers

For the three months ended June 30, 2026, two customers accounted for 62% of the Company’s net revenue. For the three months ended June 30, 2025, one customer accounted for 33% of the Company’s net revenue. For the nine months ended June 30, 2026, two customers accounted for 35% of the Company’s net revenue. For the nine months ended June 30, 2025, one customer accounted for 55% of the Company’s net revenue. No other customer accounted for more than 10% of net revenue in the respective periods.

As of June 30, 2026, two customers had balances due that represented 47% of the Company’s total accounts receivable. As of September 30, 2025, two customers had balances due that represented 30% of the Company’s total accounts receivable.

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

Revenues by Geographic Region

The Company’s net revenue by geographic region, based on ship-to location, is summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025

United States	$761	$2,108	$3,408	$7,421
Other	28	242	226	609
Total net revenue	$789	$2,350	$3,634	$8,030

Long-Lived Assets

Substantially all of the Company’s long-lived assets are located in the United States.

Note 18 — Subsequent Events

Agreement and Plan of Merger — Vision Aerial

On July 24, 2026, the Company entered into an Agreement and Plan of Merger (the “Vision Aerial Merger Agreement”) with Vision Aerial, Inc. (“Vision Aerial”), a U.S.-based designer and manufacturer of unmanned aerial systems, providing for the acquisition of Vision Aerial through a two-step merger, following which Vision Aerial will be a wholly owned subsidiary of the Company. The consideration for the transaction consists of (i) a number of shares of the Company’s Class A Common Stock equal to $12,000 divided by the volume-weighted average price per share of the Class A Common Stock for the 20 trading days ending on (and including) the third trading day preceding the closing, which price shall not be less than $2.00 nor greater than $3.00 per share (subject to equitable adjustment), and (ii) $3,000 in cash, in each case subject to customary post-closing purchase price adjustments and indemnification holdbacks. The closing is subject to customary closing conditions, and the Vision Aerial Merger Agreement may be terminated under specified circumstances, including payment of a termination fee by Vision Aerial in certain cases. Because the transaction has not been consummated, the Company is unable to estimate the financial effect of the acquisition on its condensed consolidated financial statements at this time.

 Agreement and Plan of Merger — Special Project Delivery

On August 13, 2026, the Company entered into an Agreement and Plan of Merger with Special Project Delivery, Inc. (“SPD”), two wholly owned merger subsidiaries of the Company, and the stockholder representative named therein, providing for the acquisition of SPD through a two-step merger. The merger consideration consists solely of 4,800,000 shares of the Company’s Class A Common Stock, with no cash consideration, escrow or holdback. No shares will be issued unless and until the Company’s stockholders have approved the issuance in accordance with Nasdaq Listing Rule 5635, and the closing is subject to that approval and other customary conditions. Because the transaction has not been consummated, no shares have been issued and the Company is unable to estimate the financial effect of the acquisition on its condensed consolidated financial statements at this time.

Kips Warrant Exercise and Preferred Stock Conversion

On August 5, 2026, Kips exercised the Preferred Warrant in part, purchasing 1,000 shares of Series A 10% Convertible Preferred Stock for aggregate gross proceeds to the Company of $1,000, and converted those Preferred Shares into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation. The conversion price is equal to the Nasdaq Minimum Price of the Class A Common Stock on May 19, 2026, the date of the Kips Purchase Agreement. Following the partial exercise, 5,000 Preferred Shares remain issuable under the Preferred Warrant.

On August 13, 2026, Kips converted 1,000 shares of Series A 10% Convertible Preferred Stock into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation.

Partial Conversion of Notes Payable

On August 13, 2026, an unrelated investor converted $150 of outstanding principal and accrued interest into 126,957 shares of Class A Common Stock at a conversion price of $1.18 per share.

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

Overview

We design, develop and sell components and systems for advanced wireless and wired connectivity, radio frequency (“RF”), switching and electromagnetic interference (“EMI”) filtering technologies. Our solutions are used in the defense, aerospace, commercial, industrial and other markets. To enhance our product portfolio, we also intend to pursue acquisitions of companies with existing revenue which can be scaled, and which possess technologies that accelerate the speed, accessibility, and efficiency of disruptive or more efficient communications solutions, and which will also allow us to expand into strategically aligned industries. In July 2026, our Board of Directors approved the launch of our National Security Matters (“NSM”) Initiative, broadening our strategic focus to businesses that advance U.S. national security priorities, including critical resources; defense, aerospace and autonomous systems; energy, water and critical infrastructure; and digital infrastructure and strategic technologies. Consistent with this strategy, in July 2026 we entered into a definitive agreement to acquire Vision Aerial, Inc., a U.S.-based drone manufacturer, and announced our intention to change our corporate name to NSM Labs, Inc. In furtherance of the NSM Initiative, we have also entered into a definitive agreement to acquire Special Project Delivery, Inc., a company focused on U.S. supply chains for rare earth elements and critical minerals – an opportunity we have prioritized around assets that we believe advance U.S. national security, reduce single points of foreign dependency in critical supply chains, and are responsive to the priorities reflected in announced federal supply-chain, stockpile and defense initiatives, including the U.S. Strategic Critical Minerals Reserve (“Project Vault”), financed in part by the Export-Import Bank of the United States, the “Golden Dome” missile defense initiative, and the executive order on “Unleashing American Drone Dominance.” We believe these focus areas position us to help strengthen America’s defense industrial base and supply-chain resilience. We are not a party to, and have not been awarded any contract or funding under, any of these programs or initiatives, and there can be no assurance that we or any business we acquire will participate in or benefit from them. See “Recent Developments” below.

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

We were founded with the goal of simplifying the development and maximizing the performance of mmWave wireless products by designing and developing high performance system-level solutions used for signal processing applications in wireless products. Since our inception, our corporate strategy has evolved to encompass the pursuit of acquisitions serving diverse industry sectors, including aerospace, military, defense, medical and high reliability (“HiRel”) technology, as part of our commitment to enhancing communication services. We have developed and/or acquired an extensive intellectual property portfolio comprised of patents and trade secrets that are critical to commercializing our communication products and communications technologies. In leveraging our proprietary technology, we aim to scale the growth of revenue for our products by serving large and rapidly growing markets where we believe there are increasing demands for higher performance communication technologies, including both wireless and wired connectivity systems. We are actively pursuing customer engagements with manufacturers of wireless communications, aerospace, military, defense, medical and HiRel products. Our NSM Initiative extends this strategy to the broader national security priorities described above.

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

Second Quarter Financings

On March 13, 2026, we issued an aggregate of 206,876 shares of Class A Common Stock to three of our creditors pursuant to exchange agreements under which (i) indebtedness of $785 was exchanged in full, (ii) outstanding obligations of $1,425 were partially settled through the issuance of shares having an aggregate value of $615, with the remaining balance to be resolved under a separate agreement, and (iii) outstanding amounts owed under a service agreement were exchanged in full.

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

Leviston Additional Notes

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

On May 18, 2026, we issued to Leviston a senior secured convertible promissory note in the original principal amount of $1,200, for gross proceeds to us of approximately $1,000. On June 22, 2026, we issued to Leviston a senior secured convertible promissory note in the original principal amount of $2,800, for gross proceeds to us of approximately $2,300. The notes mature on September 18, 2026 and October 22, 2026, respectively. Each note was issued as an Additional Note under the IRA. We also amended the registration rights agreement with Leviston relating to the resale registration of shares issuable upon conversion of the notes.

Kips Financing

On May 19, 2026, we entered into a Securities Purchase Agreement (the “Kips Purchase Agreement”) with Kips Bay Select, LP (“Kips”), pursuant to which we sold to Kips (i) 2,000 shares of Series A 10% Convertible Preferred Stock (the “Preferred Shares”) for an aggregate purchase price of $2,000, reflecting an aggregate stated value of $2,400, and (ii) a Preferred Stock Purchase Warrant (the “Preferred Warrant”) to purchase up to an additional 6,000 shares of Series A 10% Convertible Preferred Stock at an exercise price of $1,000.00 per share, for net proceeds to us of $1,975. Dividends are payable in cash, or at our option, shares of Series A 10% Convertible Preferred Stock. The Preferred Shares and any shares issued upon exercise of the Preferred Warrant are convertible into shares of our Class A Common Stock in accordance with the terms of the Certificate of Designation of Preferences, Rights and Limitations of Series A 10% Convertible Preferred Stock (the “Certificate of Designation”). In connection with the transaction, on May 19, 2026, we also entered into a Registration Rights Agreement with Kips (the “Registration Rights Agreement”) pursuant to which we agreed to register the resale of shares of Class A Common Stock issuable upon conversion of the Preferred Shares and upon exercise of the Preferred Warrant.

The Preferred Shares and the Preferred Warrant were issued on June 18, 2026 upon the filing of the corrected Certificate of Designation. Under Amendment No. 1 to the Registration Rights Agreement, dated June 18, 2026, we agreed to issue 294,117 Extension Shares valued at $600 as a non-refundable registration-extension fee. We issued the Extension Shares on July 17, 2026. Our registration statement on Form S-1 (File No. 333-296928) was filed June 22, 2026 and declared effective July 16, 2026.

On August 5, 2026, Kips exercised the Preferred Warrant in part, purchasing 1,000 Preferred Shares for aggregate gross proceeds to the Company of $1,000, and converted those Preferred Shares into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation. The conversion price is equal to the Nasdaq Minimum Price of the Class A Common Stock on May 19, 2026, the date of the Kips Purchase Agreement. Following the partial exercise, 5,000 Preferred Shares remain issuable under the Preferred Warrant.

On August 13, 2026, Kips converted 1,000 shares of Series A 10% Convertible Preferred Stock into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation.

Partial Conversion of Notes Payable

On August 13, 2026, an unrelated investor converted $150 of outstanding principal and accrued interest into 126,957 shares of Class A Common Stock at a conversion price of $1.18 per share.

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

During the nine months ended June 30, 2026, we settled the remaining outstanding indebtedness under the arrangement. In connection with the settlement, indebtedness of $232, consisting of principal of $140 and accrued interest of $92, was settled through the issuance or delivery of 169,375 shares of the Company’s Class A Common Stock. Based on the fair value of the shares issued or delivered at the time of settlement of $376, or $2.22 per share, we recognized a loss on extinguishment of debt of $144, which was recorded in loss on extinguishment of notes payable on the condensed consolidated statements of operations and comprehensive loss.

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

Termination of At The Market Offering Agreement

On June 26, 2026, we terminated our At The Market Offering Agreement and filed a post-effective amendment to deregister approximately 950,000 shares of Class A Common Stock previously registered for potential sale under the facility.

Vision Aerial Merger Agreement

On July 24, 2026, we entered into the Vision Aerial Merger Agreement providing for our acquisition of Vision Aerial, Inc., a U.S.-based designer and manufacturer of unmanned aerial systems, for consideration consisting of (i) shares of our Class A Common Stock valued at $12,000, based on a 20-trading-day volume-weighted average price subject to a $2.00 floor and $3.00 cap per share, and (ii) $3,000 in cash, subject to customary adjustments and holdbacks. The closing is subject to customary closing conditions, and there can be no assurance a transaction will be consummated. See Note 18 to our condensed consolidated financial statements.

Special Project Delivery Merger Agreement

On August 13, 2026, we entered into a definitive merger agreement to acquire Special Project Delivery, Inc. for 4,800,000 shares of our Class A Common Stock. No shares will be issued unless and until our stockholders approve the issuance under Nasdaq Listing Rule 5635, and the closing is subject to that approval and other customary conditions. See Note 18 to our condensed consolidated financial statements.

National Security Matters Initiative

On July 21, 2026, our Board of Directors approved the launch of the NSM Initiative described under “Overview” above, broadening our strategic focus to businesses that advance U.S. national security priorities. The NSM Initiative builds on the proposed acquisitions of Vision Aerial and SPD described above.

Corporate Name Change

On July 27, 2026, we announced our intention to change our corporate name to NSM Labs, Inc., reflecting the expansion of our platform across national security markets. The name change is subject to stockholder approval. Until the change becomes effective, we will continue to operate as Mobix Labs, Inc., and our Class A Common Stock will continue to trade on Nasdaq under the symbol “MOBX.”

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

(dollars in thousands)	Three months ended June 30,		Change
	2026	2025	$	%

Net revenue:
Products	$529	$1,503	$(974)	(65)%
Services	260	847	(587)	(69)%
Total net revenue	789	2,350	(1,561)	(66)%

Cost of revenue:
Products	528	655	(127)	(19)%
Services	159	346	(187)	(54)%
Total cost of revenue	687	1,001	(314)	(31)%
Gross profit	102	1,349	(1,247)	(92)%

Operating expenses:
Research and development	411	486	(75)	(15)%
Selling, general and administrative	7,045	8,208	(1,163)	(14)%
Impairment of long-lived assets	—	725	(725)	(100)%

Loss from operations	(7,354)	(8,070)	716	(9)%

Interest expense	868	547	321	59%
Change in fair value of earnout liability	—	(210)	210	(100)%
Change in fair value of warrants	(108)	(612)	504	(82)%
Financing costs expensed	600	443	157	35%
Change in fair value of notes payable	27	—	27	100%
Loss on extinguishment of notes payable	3,791	17	3,774	22,201%
Loss on issuance of preferred shares and liability-classified warrants	3,707	—	3,707	100%
Other non-operating losses, net	553	19	534	2,810%

Loss before income taxes	(16,792)	(8,274)	(8,518)	103%
Income tax provision (benefit)	3	(2)	5	(250)%

Net loss and comprehensive loss	$(16,795)	$(8,272)	$(8,523)	103%

Comparison of the Nine Months Ended June 30, 2026 and 2025

(dollars in thousands)	Nine months ended June 30,		Change
	2026	2025	$	%

Net revenue:
Products	$2,533	$4,911	$(2,378)	(48)%
Services	1,101	3,119	(2,018)	(65)%
Total net revenue	3,634	8,030	(4,396)	(55)%

Cost of revenue:
Products	1,933	2,912	(979)	(34)%
Services	834	1,062	(228)	(21)%
Total cost of revenue	2,767	3,974	(1,207)	(30)%
Gross profit	867	4,056	(3,189)	(79)%

Operating expenses:
Research and development	1,281	1,816	(535)	(29)%
Selling, general and administrative	21,864	32,043	(10,179)	(32)%
Impairment of long-lived assets	—	725	(725)	(100)%

Loss from operations	(22,278)	(30,528)	8,250	(27)%

Interest expense	3,637	1,032	2,605	252%
Change in fair value of earnout liability	(960)	(490)	(470)	96%
Change in fair value of warrants	320	(1,237)	1,557	(126)%
Financing costs expensed	600	443	157	35%
Change in fair value of notes payable	27	—	27	100%
Loss on extinguishment of notes payable	4,218	300	3,918	1,306%
Loss on issuance of preferred shares and liability-classified warrants	3,707	—	3,707	100%
Other non-operating gains (losses), net	(1,036)	(165)	(871)	528%

Loss before income taxes	(32,791)	(30,411)	(2,380)	8%
Income tax benefit	(18)	(9)	(9)	100%

Net loss and comprehensive loss	$(32,773)	$(30,402)	$(2,371)	8%

Net Revenue

We derive our net revenue primarily from product sales to equipment manufacturers. We recognize product revenue when we satisfy performance obligations under the terms of our contracts and upon transfer of control when title transfers (either upon shipment to or receipt by the customer, as determined by the contractual shipping terms of the contract), net of accruals for estimated sales returns and allowances (which were not material for the nine months ended June 30, 2026 and 2025). Sales and other taxes we collect, if any, are excluded from net revenue. We include shipping and handling fees we bill to customers as part of net revenue. We include shipping and handling costs associated with outbound freight in cost of product revenue.

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

Product revenue was $529 for the three months ended June 30, 2026 compared to $1,503 for the three months ended June 30, 2025, a decrease of $974 or 65%. The change is principally driven by a drop in sales of our filtered connectors products.

For the nine months ended June 30, 2026, product revenue was $2,533 compared to $4,911 for the nine months ended June 30, 2025, a decrease of $2,378 or 48%. The change reflects a delay in shipments of our radar and imaging sensor products, which began to resume near the end of the three months ended June 30, 2026.

Services revenue was $260 for the three months ended June 30, 2026 compared to $847 for the three months ended June 30, 2025, a decrease of $587 or 69%. The decrease is primarily attributable to reduced project activity with a customer that began to slow in advance of the customer’s April 2026 announcement that it intends to contribute the division with which we principally engage to a newly formed joint venture expected to close in the third quarter of calendar year 2026; we anticipate project activity will begin to recover within approximately three to six months following the closing, although there can be no assurance regarding the timing or completion of the transaction or that activity with the successor entity will resume at historical levels.

For the nine months ended June 30, 2026, services revenue was $1,101 compared to $3,119 for the nine months ended June 30, 2025, a decrease of $2,018 or 65%. The decrease is primarily attributable to the same reduction in project activity with the customer described above, which affected a larger portion of the current nine-month period as project activity began to slow in advance of the customer’s April 2026 announcement. The decrease also reflects performance under a relatively large service contract with this customer during the nine months ended June 30, 2025, which elevated services revenue in the prior-year period and did not recur in the current-year period.

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

Cost of product revenue was $528 for the three months ended June 30, 2026 compared to $655 for the three months ended June 30, 2025, a decrease of $127 or 19%. The change principally reflects the lower shipments of our wireless systems solutions products noted above.

Cost of services revenue was $159 for the three months ended June 30, 2026 compared to $346 for the three months ended June 30, 2025, a decrease of $187, or 54%. The decrease is primarily attributable to lower direct labor and related compensation and benefits costs resulting from the reduced project activity with the customer described under “Services Revenue” above. Cost of services revenue decreased at a lower rate than the related revenue due to certain fixed costs within our services operations that do not vary with project activity, which adversely affected our services gross margin for the period.

Cost of product revenue was $1,933 for the nine months ended June 30, 2026 compared to $2,912 for the nine months ended June 30, 2025, a decrease of $979 or 34%. The change principally reflects the lower shipments of our wireless systems solutions products noted above.

Cost of service revenue was $834 for the nine months ended June 30, 2026 compared to $1,062 for the nine months ended June 30, 2025, a decrease of $228 or 21%.

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

Research and development expenses were $411 for the three months ended June 30, 2026 compared to $486 for the three months ended June 30, 2025, a decrease of $75 or 15%. The decrease primarily relates to lower stock-based compensation expense.

Research and development expenses were $1,281 for the nine months ended June 30, 2026 compared to $1,816 for the nine months ended June 30, 2025, a decrease of $535 or 29%. The decrease reflects lower costs for employee compensation and benefits and other costs as part of the Company’s ongoing cost management efforts.

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

Selling, general and administrative expenses were $7,045 for the three months ended June 30, 2026 compared to $8,208 for the three months ended June 30, 2025, a decrease of $1,163 or 14%. The change principally reflects a decrease in stock-based compensation expense.

Selling, general and administrative expenses were $21,864 for the nine months ended June 30, 2026 compared to $32,043 for the nine months ended June 30, 2025, a decrease of $10,179 or 32%. The decrease was primarily attributable to lower stock-based compensation expense, which included $6,917 recognized in the nine months ended June 30, 2025 in connection with the acceleration of vesting of certain awards, with no comparable expense in the current-year period. The decrease also reflects lower professional services costs and lower employee compensation and benefits as a result of the Company’s ongoing cost reduction initiatives.

Interest Expense

Interest expense consists of cash and non-cash interest related to our related and unrelated party promissory notes, notes payable and convertible notes.

Interest expense was $868 for the three months ended June 30, 2026 compared to $547 for the three months ended June 30, 2025, an increase of $321 or 59%. The increase reflects higher outstanding borrowings and higher interest rates on borrowings during the three months ended June 30, 2026.

Interest expense was $3,637 for the nine months ended June 30, 2026 compared to $1,032 for the nine months ended June 30, 2025, an increase of $2,605 or 252%. The increase reflects higher outstanding borrowings and higher interest rates on borrowings during the nine months ended June 30, 2026.

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

As of June 30, 2026, none of the conditions for the issuance of any earnout shares had been achieved and we adjusted the carrying amount of the earnout liability to its estimated fair value of $280. As a result of changes in the estimated fair value of the liability, we recognized non-cash gains of $0 and $210 for the three months ended June 30, 2026 and 2025, respectively, and non-cash gains of $960 and $490 for the nine months ended June 30, 2026 and 2025, respectively.

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

As a result of the amendments to the warrants, we remeasured the related liabilities to their estimated fair value of $6,912 as of the date of the amendments and we reclassified this amount from “Liability-classified warrants” to “Additional paid-in capital” in the condensed consolidated balance sheet. As consideration for these amendments, we issued the warrant holder an additional warrant to purchase 100,000 shares of our Class A Common Stock at a price of $10.80 per share. We recognized the $514 fair value of the additional warrant as an expense, included in “Other non-operating losses, net” in the condensed consolidated statements of operations and comprehensive loss for the nine months ended June 30, 2026.

As a result of changes in the fair value of liability-classified warrants outstanding during the periods, for the three months ended June 30, 2026 and 2025, we recognized net non-cash gains of $108 and net non-cash gains of $612, respectively. For the nine months ended June 30, 2026 and 2025, we recognized net non-cash losses of $320 and net non-cash gains of $1,237, respectively, which are included in “Change in fair value of warrants” in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026 and September 30, 2025, the related liabilities of $3,047 and $6,859, respectively, are included in “Liability-classified warrants” in the condensed consolidated balance sheet.

Financing Costs Expensed

In April 2025, we entered into a securities purchase agreement with an institutional accredited investor, pursuant to which it issued 385,000 shares of Class A Common Stock, a pre-funded warrant to purchase up to 102,686 shares of Class A Common Stock and common stock warrants to purchase up to 487,686 shares of our Class A Common Stock (together, the “April 2025 Offering”). Private placement costs of $443 for the three months and nine months ended June 30, 2025 represent costs incurred in connection with the April 2025 Offering. The costs consist of outside professional fees and the value of warrants to purchase shares of our Class A Common Stock issued to the placement agent. We allocated the total costs among the liability-classified and equity-classified securities we issued in the April 2025 Offering. The portion of such costs allocated to liability-classified securities is included in “Private Placement Costs Expensed” in the unaudited condensed consolidated statements of operations and comprehensive loss. Additional information relating to the April 2025 Offering can be found in the notes to our unaudited condensed consolidated financial statements included herein.

On June 18, 2026, we entered into Amendment No. 1 to the Registration Rights Agreement with Kips, pursuant to which the filing and effectiveness deadlines were extended and prior remedies were waived. As a non-refundable registration-extension fee, fully earned upon execution, we issued 294,117 shares of Class A Common Stock (the “Extension Shares”) on July 17, 2026, valued at $600 based on a price of $2.04 per share, which exceeded the Nasdaq Listing Rule 5635(d) Minimum Price of $2.036. Our registration statement on Form S-1 (File No. 333-296928) was filed June 22, 2026 and declared effective July 16, 2026. We recorded a charge of $600 in the three months ended June 30, 2026 with respect to the Extension Shares, which was recorded in financing costs expensed in the condensed consolidated statements of operations and comprehensive loss

Other Non-Operating (Gains) Losses, Net

For the three months ended June 30, 2026, other non-operating losses, net of $553 principally consist of losses on the settlements of certain other liabilities in shares of our Class A Common Stock. For the nine months ended June 30, 2026, other non-operating gains, net of $1,036 principally consist of gains on the settlements of certain other liabilities in shares of our Class A Common Stock.

For the three months ended June 30, 2025, other non-operating losses, net of $19 consist of a loss from the increase in the fair value of a derivative liability. For the nine months ended June 30, 2025, other non-operating gains, net of $165 principally consist of net gains recognized upon the settlement of liabilities in shares of our Class A Common Stock.

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

For the three months and nine months ended June 30, 2026, and for the three and nine months ended June 30, 2025, our provision (benefit) for income taxes differs from an amount calculated based on statutory tax rates principally due to our recording a valuation allowance against the net operating losses we generated during the period because we did not expect that the deferred tax asset arising from our pretax book losses would be realized in the future.

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

Cash Flows

The following table summarizes our unaudited condensed consolidated cash flows for the nine months ended June 30, 2026 and 2025:

	Nine months ended June 30,		Change
	2026	2025	$
Net cash used in operating activities	$(14,719)	$(5,600)	$(9,119)
Net cash provided by (used in) investing activities	(9)	11	(20)
Net cash provided by financing activities	13,597	5,563	8,034
Net increase (decrease) in cash	(1,131)	(26)	$(1,105)
Cash, beginning of period	3,273	266
Cash, end of period	$2,142	$240

Operating Activities

For the nine months ended June 30, 2026, net cash used in operating activities was $14,719, which included the impact of our net loss of $32,773 and a net decrease in working capital items of $2,347, offset by net non-cash charges of $20,401. The net non-cash charges principally consisted of stock-based compensation expense of $9,941 for restricted stock units and stock options, $1,324 of depreciation and amortization expense, charges of $4,027 for the issuance or change in fair value of warrants and the issuance of preferred stock, charges of $4,218 for the extinguishment of notes payable, and charges of $1,121 for the issuance of common stock in consideration for a modification, partially offset by a $960 non-cash gain from the decrease in the fair value of the earnout liability. The net working capital increase principally consisted of decreases in accounts payable and accrued expenses, partly offset by decreases in accounts receivable and inventory.

For the nine months ended June 30, 2025, net cash used in operating activities was $5,600, which included the impact of our net loss of $30,402, offset by net non-cash charges of $21,817 and net decreases in working capital items of $2,985. The net non-cash charges principally consisted of stock-based compensation expense of $20,256 for stock options and restricted stock units and $1,591 of depreciation and amortization expense and a $725 loss on the impairment of long-lived assets. The net working capital decrease principally consisted of increases in accrued expenses and inventory together with decreases in accounts receivable and accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2026 was $9.

Net cash provided by investing activities of $11 for the nine months ended June 30, 2025 consisted of proceeds from the sale of property and equipment, partially offset by payments for the acquisition of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2026 of $13,597 principally consisted of $5,360 in proceeds from our public offering, $1,254 in proceeds from the sale of common stock, $1,975 in proceeds from the sale of preferred stock and warrants on preferred stock, $8,649 in borrowings under notes payable and agreements for the purchase and sale of future receipts and proceeds of $55 from the exercise of stock options. These amounts were partially offset by principal payments on notes payable of $3,696 (including payments of $854 on notes payable—related parties).

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

Liquidity

As of June 30, 2026, our cash balance was $2,142 compared to $3,273 at September 30, 2025. We had a working capital deficit of $16,117 as of June 30, 2026 compared to a working capital deficit of $21,071 at September 30, 2025.

As of June 30, 2026, our debt consists of notes payable with an aggregate amount of $4,355 and 7% promissory notes—related parties with an aggregate principal amount of $1,397. Of these amounts, one note having a principal amount of $125 has reached its maturity date and is currently due. The remainder require weekly or monthly payments in varying amounts through July 2027. Holders of 10% Convertible Preferred Shares have accrued $8 of dividends. In addition, our near-term liquidity requirements include the September and October 2026 maturities of the convertible notes with principal amounts of $1,200 and $2,800, respectively, each described in Note 7 and in “Recent Developments” and, if the Vision Aerial acquisition is consummated, the $3,000 cash component of the merger consideration. In August 2026, we received gross proceeds of $1,000 from Kips’ partial exercise of the Preferred Warrant. See Note 18 to our condensed consolidated financial statements.

Our total liabilities as of June 30, 2026 were $26,711 compared to $37,449 as of September 30, 2025. The decrease in our total liabilities is principally due to the amendment of certain liability-classified warrants and the resulting reclassification of $6,912 of liabilities to stockholders’ equity (deficit) on the condensed consolidated balance sheet during the nine months ended June 30, 2026, a decrease in accounts payable of $3,949, and a decrease in accrued expenses and other current liabilities of $2,008, partially offset by the issuance of $2,780 of liability-classified warrants.

Other commitments include (i) non-cancelable operating leases for equipment, office facilities and other property containing future minimum lease payments totaling $167 payable over the next 0.7 years, (ii) unpaid commitment and other fees of $1,478 payable in connection with the committed equity facility (terminated effective June 26, 2026), (iii) deferred purchase consideration of $2,093 related to acquisitions which is currently due, and (iv) $2,000 currently payable under an earnout arrangement related to the acquisition of a business.

Going Concern

We incurred a loss from operations of $22,278 for the nine months ended June 30, 2026 and we incurred losses from operations of $37,693 and $46,395 for the years ended September 30, 2025 and 2024, respectively. Additionally, we had negative cash flows from operations of $14,719 for the nine months ended June 30, 2026 and negative cash flows from operations of $10,113 and $18,388 for the years ended September 30, 2025 and 2024, respectively. As of June 30, 2026, we had cash on hand of $2,142 and an accumulated deficit of $183,361. We have historically financed our operations through the issuance and sale of equity securities and the issuance of debt. We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future and we will need to raise additional debt or equity financing to fund our operations and satisfy our obligations. We believe that there is substantial doubt concerning our ability to continue as a going concern as we currently do not have adequate liquidity to meet our operating needs and satisfy our obligations for at least the next twelve months.

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

During the nine months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates compared to those previously disclosed in “Critical Accounting Policies and Estimates” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the SEC on January 13, 2026.

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

Smaller Reporting Company

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter and (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. If we continue to be a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from these certain reduced disclosure requirements that are available to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Exchange Act, as of June 30, 2026. We identified material weaknesses in our internal control over financial reporting as described below, and, as a result, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

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

These material weaknesses resulted in adjustments to revenue, accrued expenses, general and administrative expenses, inventory, costs of products sold, the accounting for and classification of redeemable convertible preferred stock, founders preferred and common stock, stock-based compensation expense, other current assets, income tax expense and deferred tax liabilities, as well as the purchase price allocation for our business combination, as of and for the years ended September 30, 2022 and 2021; adjustments to stock-based compensation expense, accrued expenses, other current liabilities, other non-operating gains and losses, and the PIPE make-whole liability, as well as the purchase price allocations for our business combinations as of and for the interim periods ended December 31, 2023, June 30, 2024, and June 30, 2026, and as of and for the year ended September 30, 2024; and, an adjustment to the number of shares of our Class B Common Stock reported as issued and outstanding as of June 30, 2025.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part I, Notes to Condensed Consolidated Financial Statements, Note 9, Commitments and Contingencies.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed in the Company’s Form 10-K for the year ended September 30, 2025 and the Company’s Form 10-Q for the quarterly period ended March 31, 2026. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and those additional risk factors in our Form 10-Q for the period ended March 31, 2026.

The terms of our Series A Preferred Stock and outstanding convertible notes impose significant restrictions on our operations and our ability to raise capital.

The terms of our Series A 10% Convertible Preferred Stock and our convertible notes contain a number of restrictive covenants and protective provisions that may impose significant operating and financial restrictions on us while those securities remain outstanding. These restrictions generally cannot be waived without the prior written consent of the applicable holders. Among other things, these instruments restrict our ability to incur senior or other indebtedness, to issue or create securities senior to or on parity with the applicable security, to pay dividends on or repurchase our common stock and other junior securities, to enter into certain affiliate transactions, to change the nature of our business, to amend our charter documents in a manner adverse to the holders, and to consummate mergers, asset sales, and other fundamental transactions. Certain of our convertible notes are further secured by a lien on our assets and rank senior in right of payment to our existing and future indebtedness, which would subordinate other creditors and equity holders and could limit our ability to obtain additional secured financing. As a result of these restrictions, we may be limited in how we conduct our business, unable to finance our operations through additional debt or equity financings, and/or unable to compete effectively or to take advantage of new business opportunities.

In addition, both securities require us to apply proceeds from certain future financings and asset sales to repay or redeem the applicable security, in some cases before we may use those proceeds for any other purpose. These mandatory repayment and proceeds-application requirements could further constrain our liquidity and our ability to fund our operations. These protective provisions may also restrict our ability to raise additional capital, restructure our capital stock, pursue strategic transactions, or otherwise respond to changing market conditions in a timely manner. The interests of the holders of the Series A 10% Convertible Preferred Stock and the convertible notes may differ from those of holders of our Class A Common Stock, and the exercise of these rights could result in outcomes that are less favorable to Class A Common Stockholders.

The combination of a floating, discounted conversion price, anti-dilution protection, and a potentially increasing stated value or principal amount could result in the issuance of a significantly greater number of shares of our common stock than currently anticipated, causing substantial and potentially continuing dilution to our stockholders and further depressing the market price of our Class A Common Stock.

The conversion price applicable to each of the Series A 10% Convertible Preferred Stock and the convertible notes is not fixed but instead floats at a discount to the recent trading price of our Class A Common Stock and is subject to anti-dilution and other adjustments. Because the conversion price is tied to a discount to the market price of our Class A Common Stock, the lower the market price of our Class A Common Stock at the time of conversion, the more shares of common stock a holder will receive upon conversion. The conversion of some or all of the Series A 10% Convertible Preferred Stock or the convertible notes into shares of our common stock will dilute the ownership interests of our existing stockholders. In addition, any sales in the public market of the shares of our Class A Common Stock issuable upon such conversion, and/or any anticipated conversion of these securities into shares of our Class A Common Stock, could adversely affect prevailing market prices of our common stock. Any such conversion may significantly dilute our common stockholders and adversely affect both our net income per share and the market price of our common stock. Although conversion of each of these securities is subject to a beneficial ownership limitation, and conversion of the convertible notes is also subject to an exchange cap and a stockholder approval limitation under applicable listing rules, these limitations restrict the size or timing of conversions but do not limit the aggregate number of shares that may ultimately be issued upon conversion over time.

In addition, each of the Series A 10% Convertible Preferred Stock and the convertible notes provides that its stated value or outstanding principal amount, as applicable, may automatically increase if the market price of our common stock is below the applicable conversion price, meaning that the amount owed to these holders may grow as our stock price declines. The combination of a floating, discounted conversion price, anti-dilution protection, and a potentially increasing stated value or principal amount could result in the issuance of a significantly greater number of shares of our common stock than currently anticipated, causing substantial and potentially continuing dilution to our stockholders and further depressing the market price of our common stock.

We may be required, under certain circumstances, to redeem or repay the outstanding Series A 10% Convertible Preferred Stock and our outstanding convertible notes for cash, at a premium, and to pay additional penalties and default interest, and such obligations could adversely affect our liquidity and financial condition.

Upon the occurrence of specified triggering events or events of default, each holder of our Series A 10% Convertible Preferred Stock and our convertible notes has the right to require us to redeem or repay all or any portion of the applicable security for cash. These events include, among others, a failure to timely deliver shares of common stock upon conversion, a breach of the applicable covenants, a delisting of our common stock, and certain bankruptcy, judgment, and cessation-of-operations events, as well as a change of control or other fundamental transaction in the case of the Series A 10% Convertible Preferred Stock. Upon such an event and a holder’s election, we may be required to redeem or repay the affected security at a redemption or repayment price that represents a premium to its stated value or outstanding balance or, in the case of the Series A 10% Convertible Preferred Stock, if greater, its value on an as-converted basis, together with accrued and unpaid dividends or interest and other amounts then due. In the case of the convertible notes, following an event of default the amounts we owe increase to a specified premium over the outstanding obligations, and default interest accrues on those amounts.

We are generally required to pay amounts due upon such an event within a short period after demand, and a failure to make timely payment would result in additional penalties and default interest. These penalty, dividend, interest, and redemption or repayment obligations could significantly impact our liquidity and reduce the amount of our cash flows that are available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to these holders could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential and security rights described above could also result in divergent interests between these holders and the holders of our common stock.

We do not currently have sufficient cash on hand to fund a redemption or repayment of the Series A 10% Convertible Preferred Stock and the convertible notes if we are required to do so. If we are required to redeem or repay these securities and are unable to do so, or if we otherwise fail to satisfy our payment obligations, we would incur additional penalties and default interest, the holder of the note could exercise remedies against the assets securing the note, and our liquidity, financial condition, and ability to continue our operations would be materially and adversely affected.

Our expansion into new lines of business under our NSM Initiative, including through acquisitions, may not be successful and could strain our financial and management resources.

In furtherance of our NSM Initiative, we have entered into a definitive agreement to acquire Vision Aerial and a definite agreement to acquire Special Project Delivery, Inc. (“SPD”), and we expect to pursue additional acquisitions in markets that are new to us, such as unmanned aerial systems and critical minerals. We may fail to complete announced transactions, and any transaction we do complete may not achieve the anticipated benefits. Acquisitions will place substantial demands on our management, may require additional capital that may not be available on acceptable terms or at all, may result in substantial dilution to existing stockholders, and expose us to integration, regulatory and, in certain cases, related-party transaction risks. If we are unable to manage this expansion effectively, our business, financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2026, we entered into a settlement agreement and mutual release pursuant to which we issued 49,702 shares to Green Flash Media LLC and 21,565 shares to Wolff Moscaro LLP in connection with the settlement of litigation. The issuance of such shares was effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

In connection with the Kips transaction, on May 19, 2026, we also entered into a registration rights agreement, as amended on June 18, 2026, with Kips (the “May 2026 Registration Rights Agreement”) pursuant to which we agreed to register the resale of shares of Class A Common Stock issuable upon conversion of the Preferred Shares. We agreed to issue $600,000 of shares of Class A Common Stock (or 294,117 shares) to Kips as consideration for extending the filing deadlines in the May 2026 Registration Rights Agreement. The issuance of such shares was effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

On August 5, 2026, we issued 585,365 shares to Kips upon conversion of 1,000 shares of Series A 10% Convertible Preferred Stock at a conversion price of $2.05. On August 13, 2026, Kips converted 1,000 shares of Series A 10% Convertible Preferred Stock into 585,365 shares of Class A Common Stock at a conversion price of $2.05. The issuance of the shares of Class A Common Stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On August 13, 2026, an unrelated investor converted $150 of outstanding principal and accrued interest into 126,957 shares of Class A Common Stock at a conversion price of $1.18 per share. The issuance of the shares of Class A Common Stock was exempt from registration under Section 3(a)(9) of the Securities Act.

On August 13, 2026, we entered into a definitive merger agreement to acquire SPD for 4,800,000 shares of our Class A Common Stock. No shares will be issued unless and until our stockholders approve the issuance under Nasdaq Listing Rule 5635, and the closing is subject to that approval and other customary conditions. The issuance of such shares will be effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement with Special Project Delivery, Inc.

On August 13, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mobix Merger Sub XIV, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub XIV”), Mobix Merger Sub XV, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub XV”), SPD, and the stockholder representative named therein.

The Merger Agreement provides for the acquisition of SPD by the Company through a series of mergers, pursuant to which Merger Sub XIV will merge with and into SPD, with SPD surviving as a wholly owned subsidiary of the Company, followed immediately by the merger of the surviving corporation with and into Merger Sub XV, with Merger Sub XV surviving the second merger. The parties intend that the mergers (the “Mergers”), taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Under the terms of the Merger Agreement, the consideration payable to the stockholders of SPD will consist solely of shares of 4,800,000 shares of the Company’s Class A common stock, and no cash consideration will be payable. The consideration is fixed as of the closing, and is not subject to any post-closing purchase price adjustment or indemnification holdback. The issuance of the shares is subject to approval by the Company’s stockholders in accordance with the applicable listing rules of The Nasdaq Stock Market LLC, and the issuance of such shares will be effected in reliance upon exemptions from registration under the Securities Act, including Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder.

The Merger Agreement contains representations, warranties, covenants, and indemnification provisions customary for a transaction of this type, and the closing of the transaction is subject to customary closing conditions, including the satisfaction of the Company’s due diligence investigation, approval by the stockholders of the Company and of SPD, delivery of a tax opinion regarding the intended tax treatment of the Mergers, and the execution of employment agreements by specified individuals. The Merger Agreement may be terminated under specified circumstances, including by mutual consent, if the closing has not occurred by the outside date, upon an uncured breach by either party, or in connection with the exercise of the specified termination rights of the parties. No termination fee, break-up fee, or expense reimbursement is payable by any party in connection with a termination of the Merger Agreement.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibits 10.7 to this Quarterly Report on Form 10-Q.

Kips Financing

On August 5, 2026, Kips exercised the Preferred Warrant in part, purchasing 1,000 Preferred Shares for aggregate gross proceeds to the Company of $1,000, and converted those Preferred Shares into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation. The conversion price is equal to the Nasdaq Minimum Price of the Class A Common Stock on May 19, 2026, the date of the Kips Purchase Agreement. Following the partial exercise, 5,000 Preferred Shares remain issuable under the Preferred Warrant.  On August 13, 2026, Kips converted 1,000 shares of Series A 10% Convertible Preferred Stock into 585,365 shares of Class A Common Stock at a conversion price of $2.05 per share in accordance with the terms of the Certificate of Designation. The issuances of the shares of Class A Common Stock were exempt from registration under Section 3(a)(9) of the Securities Act.

Partial Conversion of Notes Payable

On August 13, 2026, an unrelated investor converted $150 of outstanding principal and accrued interest into 126,957 shares of Class A Common Stock at a conversion price of $1.18 per share. The issuance of the shares of Class A Common Stock was exempt from registration under Section 3(a)(9) of the Securities Act.

10b5-1 Trading Plans

Insider Trading Arrangements

During the quarter ended June 30, 2026, the following directors of the Company adopted a “Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(c) of Regulation S-K, each of which the applicable director represented was designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended:

Name	Title	Action	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to a Trading Arrangement	Expiration Date(2)
James J. Peterson(3)	Chairman of the Board, Director	Adoption	6/10/2026	Rule 10b5-1 Trading Arrangement	100,000	12/31/2027
Frederick C. Goerner(4)	Director	Adoption	6/12/2026	Rule 10b5-1 Trading Arrangement	30,000	12/31/2027

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act, as amended (the Rule).

(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the date on which all trades under the arrangement have been executed or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule and is scheduled to terminate on the earlier of the expiration date or when all shares are sold under such plan, subject to early termination for certain specified events set forth therein.

(3) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by James J. Peterson.

(4) The shares covered by this trading arrangement include certain shares that are held by trusts and may be deemed to be indirectly beneficially owned by Frederick C. Goerner.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

4.1	First Amendment to Securities Purchase Agreement and Senior Secured Convertible Promissory Note in favor of Leviston Resources, LLC dated as of May 13, 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 20, 2026).

4.2	Preferred Stock Purchase Warrant, dated May 19, 2026, in favor of Kips Bay Select, LP (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 20, 2026).

4.3	Certificate of Designation of Series A 10% Convertible Preferred Stock (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-296928) filed with the SEC on June 22, 2026).

4.4	Amended and Restated Senior Secured Convertible Promissory Note in favor of Leviston Resources, LLC dated as of June 22, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.1*#^	Agreement and Plan of Merger dated July 24, 2026 by and between Mobix Labs, Inc., Mobix Merger Sub X, Inc., Mobix Merger Sub XI, LLC, Vision Aerial, Inc. and the shareholder representative named therein.

10.2	Registration Rights Agreement by and between Mobix Labs, Inc and Leviston Resources, LLC, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.58 to the Registrant’s Registration Statement on Form S-1 (File No. 333-295357), filed with the SEC on April 27, 2026).

10.3	Investor Rights Agreement by and between Mobix Labs, Inc. and Leviston Resources, LLC, dated as of May 13, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2026).

10.4	Securities Purchase Agreement, dated May 19, 2026, by and between Mobix Labs, Inc. and Kips Bay Select, LP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 20, 2026).

10.5	Registration Rights Agreement, dated May 19, 2026 by and between Mobix Labs and Kips Bay Select, LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q filed with the SEC on May 20, 2026).

10.6	Second Amendment to Registration Rights Agreement, by and between Mobix Labs, Inc. and Leviston Resources, LLC, dated as of June 22, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2026).

10.7*#^	Agreement and Plan of Merger dated August 13, 2026 by and between Mobix Labs, Inc., Mobix Merger Sub XIV, Inc., Mobix Merger Sub XV, LLC, Special Project Delivery, Inc. and the shareholder representative named therein.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

# Certain confidential portions (indicated by brackets and asterisks) of this exhibit have been omitted from this exhibit

^ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBIX LABS, INC.

Date: August 17, 2026	By:	/s/ Keyvan Samini
Keyvan Samini
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

